Form 10-Q
period 1994-02-26
FAB INDUSTRIES INC
filed 1994-04-11
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____February 26, 1994_____





Commission file number _________________1-5901_______________


_____________________Fab Industries, Inc._________________________
         (Exact name of registrant as specified in its charter)


_____________Delaware__________            ______13-2581181_______
(State or other jurisdiction of            (I. R. S. Employer)
 incorporation or organization)             Identification No.)


___200 Madison Avenue, New York, N.Y.____         __10016___
(Address of principal executive offices)          (Zip Code)


______________(212) 592-2700_______________________
(Registrant's telephone number, including area code)


________________________N/A_______________________
(Former name, former address and former fiscal year;
 if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  _______X_____        No__________

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

_______CLASS_____________    _Shares Outstanding at April 11, 1994_
Common stock, $.20 par value               6,191,826

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME



                                                  FOR THE 13 WKS ENDED
                                            ---------------------------------
                                            FEBRUARY 26,1994 FEBRUARY 27,1993
                                            ---------------- ----------------
                                             (Unaudited)         (Unaudited)

Net sales                                    $40,584,000         $38,572,000
Cost of goods sold                            32,909,000          32,219,000
                                            -------------      -------------
Gross profit                                   7,675,000           6,353,000


Selling, general and administrative expenses   4,411,000           3,820,000
                                            -------------      -------------
Operating income                               3,264,000           2,533,000
                                            -------------      -------------
Other income (expense):
  Interest and dividend income                   862,000             755,000
  Interest expense                               (28,000)            (22,000)
  Gain on marketable securities                    6,000             205,000

                                            -------------      -------------
                                                 840,000             938,000
                                            -------------      -------------
Income before taxes                            4,104,000           3,471,000

Income taxes                                   1,480,000           1,200,000
                                            -------------      -------------

Net Income                                    $2,624,000          $2,271,000
                                            =============      =============


Earnings per share of common stock and             $0.42               $0.37
 common stock equivalents  (Note 2)

Weighted average number of shares of common
 stock and common stock equivalents (Note 2)   6,214,724           6,125,950

  [FN]
See accompanying Notes To Consolidated Financial Statements.


                                     (1)

                       FAB INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                   A S S E T S
                                   -----------


                                                         AS OF
                                            ---------------------------------
                                            FEBRUARY 26,1994 NOVEMBER 27,1993
                                            --------------   ----------------
                                             (Unaudited)


Current assets:

  Cash and short-term investments (Note 3)    $8,823,000         $10,348,000
  Marketable securities, at lower
    of cost or market                         51,335,000          52,340,000
  Accounts receivable-net of allowance of
    $1,700,000 and $1,600,000 for doubtful
    accounts                                  28,347,000          35,683,000
  Inventories (Note 4)                        27,670,000          24,322,000
  Deferred income taxes                          471,000             483,000
  Other current assets                         2,050,000           2,318,000
                                            -------------    ----------------
    Total current assets                     118,696,000         125,494,000
                                            -------------    ----------------



 Property, plant and equipment - at cost      92,579,000          91,644,000
 Less:  Accumulated depreciation              63,000,000          61,651,000
                                            --------------   ----------------
                                              29,579,000          29,993,000

 Other assets                                  2,220,000           2,012,000
                                            -------------    ----------------
                                            $150,495,000        $157,499,000
                                            =============    ================

[FN]
See accompanying Notes To Consolidated Financial Statements.



                                     (2)

                       FAB INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S    A N D

                        S T O C K H O L D E R S'   E Q U I T Y
                        --------------------------------------

                                                         AS OF
                                            ---------------------------------
                                            FEBRUARY 26,1994 NOVEMBER 27,1993
                                            ---------------  ----------------
                                             (Unaudited)


Current liabilities:

  Accounts payable                           $11,857,000         $13,512,000
  Corporate income and other taxes             2,881,000           2,830,000
  Accrued payroll and related expenses         2,070,000           5,321,000
  Dividends payable                                    0           3,983,000
  Other current liabilities                      282,000             512,000
                                            -------------    ----------------
    Total current liabilities                 17,090,000          26,158,000
                                            -------------    ----------------




Obligations under capital leases - net of
  current maturities (Note 5)                    767,000             779,000

Other noncurrent liabilities                   1,330,000           1,078,000

Deferred income taxes                          5,141,000           5,158,000
                                            -------------    ----------------
    Total liabilities                         24,328,000          33,173,000
                                            -------------    ----------------

Stockholders' equity   (Note 2)              126,167,000         124,326,000
                                            -------------    ----------------
                                            $150,495,000        $157,499,000
                                            =============    ================

[FN]
See Accompanying Notes To Consolidated Financial Statements.



                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE 13 WEEKS ENDED FEBRUARY 26, 1994

                                     Common Stock *                            Unearned                      Treasury Stock
                                     -------------   Additional               Restricted    Loan to        --------------------
                                Number of              Paid-in    Retained      Stock    Employee Stock   Number of
                       Total      Shares    Amount     Capital    Earnings   CompensationOwnership Plan    Shares      Cost
                      ------    -------------------------------- ------------------------ ------------    --------- -----------
Balance at 11/27/93 $124,326,000 6,477,694 $1,295,000 $4,931,000 $135,994,000   ($832,000) ($10,277,000)   (253,861)($6,785,000)

Net income             2,624,000                                    2,624,000

Exercise of
        stock options     53,000     2,900      1,000     52,000

Purchase of
       treasury stock   (914,000)                                                                           (26,369)   (914,000)

Compensation under
 restricted stock plan    78,000                                                   78,000


                    ------------ --------------------------------------------------------- ---------------   ------- -----------

Balance at 2/26/94  $126,167,000 6,480,594 $1,296,000 $4,983,000 $138,618,000   ($754,000) ($10,277,000)   (280,230)($7,699,000)
(Unaudited)         ============ ========================================================= =============   ========= ===========


* Common stock .20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE 13 WEEKS ENDED
                                          -------------------------------
                                        FEBRUARY 26, 1994    FEBRUARY 27, 1993
                                        ------------------   -----------------
                                           (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
Net Income                                   $2,624,000           $2,271,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Provision for doubtful accounts              100,000              100,000
   Depreciation and amortization              1,349,000            1,374,000
   Deferred income taxes                         (5,000)            (127,000)
   (Gain) on marketable securities               (6,000)            (205,000)
   Compensation under restricted stock plan      78,000               78,000

   Decrease (increase) in:
     Accounts receivable                      7,236,000            1,679,000
     Inventories                             (3,348,000)          (2,945,000)
     Other current assets                       268,000              193,000
     Other assets                              (208,000)            (273,000)
   Increase (decrease) in:
     Accounts payable                        (1,655,000)           1,242,000
     Accrued liabilities                     (3,430,000)          (3,650,000)
     Other                                      240,000              284,000
                                          ---------------    -----------------
       Net cash provided by
        operating activities                  3,243,000               21,000
                                          ---------------    -----------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                  (935,000)            (406,000)
  Net proceeds from sales (acquisitions)
    of marketable securities                  1,011,000           (9,192,000)
                                          ---------------    -----------------
       Net cash provided by (used by)
         investing activities                    76,000           (9,598,000)

FINANCING ACTIVITIES:
  Purchase of treasury stock                   (914,000)                   0
  Payment of (loan to) employee stock ownership plan  0                    0
  Dividends paid                             (3,983,000)          (3,058,000)
  Exercise of stock options                      53,000            1,329,000
                                           -------------    -----------------
       Net cash used in financing
         activities                          (4,844,000)          (1,729,000)
                                           -------------    -----------------
(Decrease) in cash and cash
  equivalents                                (1,525,000)         (11,306,000)
Cash and short term investments,
  at beginning of year                       10,348,000           20,266,000
                                           -------------    -----------------
Cash and short term investments,
  at end of period                           $8,823,000           $8,960,000
                                          ==============     =================
See notes to consolidated financial statements.
                                       (5)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended February 26, 1994 are not necessarily indicative of the results that may be expected for the entire year ended December 3, 1994. The balance sheet at November 27, 1993 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1993.





2.  Stockholders' Equity:

     Earnings Per Share:

      Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used in computing earnings per share for the first quarter ended February 26, 1994 and February 27, 1993, were 6,214,724 and 6,125,950 respectively.



     Employee Stock Ownership Plan:

      The second of 15 equal annual principal installments of $790,500 plus interest at prime was paid by the ESOP to the Company on August 2, 1993. The balance on the ESOP indebtedness of $10,277,000 is reflected as a reduction of the Company's
Stockholders' Equity in the consolidated balance sheet.




                               (6)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Cash and short-term investments consist of the following, all of which have maturities of three months or less:


                        February 26, 1994       November 27, 1993
                        -----------------       ------------------
                            (Unaudited)


Cash                            $1,022,000           $1,951,000

Tax-free Short Term Investments  4,403,000            8,000,000

U.S. Treasury Obligations                0              397,000

Preferred Stocks                   398,000                    0

Corporate Bonds                  3,000,000                    0
                              ------------       --------------

Cash and Short-Term Investments $8,823,000          $10,348,000
                              ------------       --------------

4.  Inventories:

     The Company's inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out
(LIFO) method with the remainder being determined by the first-in, first-out (FIFO) method. Because the inventory valuation under the LIFO method is based upon an annual determination of inventory levels and costs as of the fiscal year-end, the interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.
                           February 26, 1994      November 27, 1993
                            -----------------     -----------------
                                (Unaudited)
    Raw Materials                 $9,305,000           $7,601,000
    Work-in-process                9,204,000            8,965,000
    Finished goods                 9,161,000            7,756,000
                                 ------------         ------------
          Total                  $27,670,000          $24,322,000
                                 ============         ============
    Approximate percentage of
      inventories valued
      under LIFO valuation                63%                  63%
                                 ============         ============
    Excess of FIFO valuation
      over LIFO valuation         $7,012,000           $6,912,000
                                 ============         ============
                                     (7)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5.   Obligations under capital leases consist of the following:


                             February 26, 1994    November 27, 1993
                                    ----------           ----------
                                   (Unaudited)



  Obligations under capital leases
  through 2006 payable in monthly
  installments of $10,553 including
  interest at 10% per annum.           $795,000           $807,000

  Less current maturities (included
  with other current liabilities)        28,000             28,000

                                     ------------         ---------
                                       $767,000           $779,000
                                     ============         =========























                                    (8)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Results of Operations
First Quarter
1994 Compared to 1993
- ---------------------

     Net sales for the first fiscal quarter of 1994 were $40,584,000, or 5.2% higher than the comparable 1993 period. The major portion of this increase represents additional units shipped with the balance resulting from a more profitable product mix. Although severe winter conditions adversely affected retail demand in the final segment of the quarter, customer bookings and shipments generally continued at the comparatively high level of the 1993 fourth quarter.
     Gross profit rose significantly to 18.9% from 16.5% last year. An improved product mix with comparatively high seasonal operating rates at manufacturing plants helped sustain favorable margins. Adjustments to LIFO inventory reserves in both comparative quarters were minimal.
     Selling, general and administrative expenses increased to 10.9% from 9.9% last year as dollar expenditures rose by $591,000. The increase relates primarily to comparatively lower incentive-based sales compensation in 1993 and increased sales related salaries in the current period.
     Interest and dividend income rose by 14.2% in the quarter, or $107,000 as a result of higher average balances of interest-earning assets in 1994 compared to last year. Gain on marketable securities declined from $205,000 in 1993 to $6,000 as the market value of investments fell as a result of a recent rise in interest rate levels.
     The effective income tax rate for the current quarter was 36.1% as against 34.6% in 1993. The corporate statutory rate utilized in the initial quarter of 1993 of 34.0% was raised (retroactively) to 35.0% in August 1993.
     As a result of these aforementioned factors, net income rose to $2,624,000, or 6.5% of sales compared to $2,271,000, or 5.9% of sales, an increase of 15.5%. Earnings per share were $0.42 as compared to $0.37. There was no earnings dilution relative to common stock equivalents in either comparative quarter.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     The Company's principal source of funds is expected to be cash flow generated from operations. Cash provided by operating activities for the thirteen weeks ended February 26, 1994, increased to $3,243,000 as compared to $21,000 in 1993. Of this increase, approximately $5.6 million arose from a comparative decrease in accounts receivables. Working capital rose to $101.6 million from $99.3 million at the prior fiscal year-end.
     Capital expenditures for the three months were $935,000 as against $406,000 in 1993. The Company purchased additional dyeing and finishing equipment for its two dyehouses in order to service expanded marketing activities.
     During and subsequent to the first quarter, the Company repurchased 39,000 shares of its Common Stock at an average price of $35.00. The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

     The Company has declared a quarterly dividend of $0.16 per share, payable April 15, 1994, to stockholders of record as of March 30, 1994.
     Stockholders' equity rose to $126,167,000, or $20.35 book value per share, from $124,326,000, or $19.98 per share, at the previous year-end November 27, 1993.
     Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.

                          PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - No Exhibits are filed herewith

       Exhibit

                 Description of Exhibit

         10.1 - 1987 Stock Option Plan of the Registrant, Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K").

         10.2 - Employment Agreement dated as of March 1, 1993, between the Registrant and Samson Bitensky, incorporated by reference to Exhibit 10.2 to the 1993 10-K.

         10.3  - Fab Industries, Inc. Hourly Employees Retirement
               Plan (the "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

         10.4  - Amendment to the Retirement Plan effective
               December 11, 1978, incorporated by reference to
               Exhibit 10.4 to the 1993 10-K.

         10.5  - Amendment to the Retirement Plan effective
               December 1, 1981, incorporated by reference to
               Exhibit 10.5 to the 1993 10-K.

         10.6  - Amendment to the Retirement Plan dated November
               21, 1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

         10.7 - Amendment to the Retirement Plan dated August 29, 1986, incorporated by reference to Exhibit 10.7 to the 1993 10-K.

         10.8 - Amendment to the Retirement Plan effective as of December 1, 1989, incorporated by reference to
               Exhibit 10.8 to the 1993 10-K.

         10.9 - Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit Sharing Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

        10.10  - Amendment to the Profit Sharing Plan effective
               December 1, 1978, incorporated by reference to
               Exhibit 10.10 to the 1993 10-K.

        10.11  - Amendment dated December 1, 1985 to the Profit
               Sharing Plan, incorporated by reference to Exhibit
               10.11 to the 1993 10-K.

        10.12    - Amendment dated February 5, 1987 to the Profit
               Sharing Plan, incorporated by reference to Exhibit
               10.12 to the 1993 10-K.

        10.13 - Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit
               10.13 to the 1993 10-K.

        10.14    - Amendment dated June 30, 1989 to the Profit
               Sharing Plan, incorporated by reference to Exhibit
               10.14 to the 1993 10-K.

        10.15    - Amendment dated February 1, 1991 to the Profit
               Sharing Plan, incorporated by reference to Exhibit
               10.15 to the 1993 10-K.

        10.16    - Lease dated as of December 8, 1988 between
               Glockhurst Corporation, N. V. and the Registrant, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

        10.17 - Lease Modification Agreement dated April 2, 1991 between Glockhurst Corporation, N. V. and the
               Registrant, incorporated by reference to Exhibit
               10.17 to the 1993 10-K.

        10.18 - Lease dated as of March 1, 1979 between City of Amsterdam industrial Development Agency and Gem
               Urethane Corp, incorporated by reference to
               Exhibit 10.18 to the 1993 10-K.

        10.19 - Lease dated as of January 1, 1977 between City of Amsterdam Industrial Development Agency and
               Lamatronics Industries, Inc, incorporated by reference to Exhibit 10.19 to the 1993 10-K.

        10.20 - Form of indemnification agreement between the registrant and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

        10.21 - Restricted Share Agreement dated October 1, 1991 between the Registrant and Steven Myers, incorporated by reference to Exhibit 10.21 to the 1993 10-K.

        10.22 - Restricted Share Agreement date October 1, 1991 between the Registrant and Howard Soren, incorpor-ated by reference to Exhibit 10.22 to the 1993
               10-K.

        10.23 - Restricted Share Agreement dated October 1, 1991 between the Registrant and Stanley August, incorporated by reference to Exhibit 10.23 to the 1993 10-K.

        10.24 - Registrant's Employee Stock Ownership Plan effective as of November 25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-K.

        10.25 - Registrant's Non-Qualified Executive Retirement Plan dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.


        (b)  Reports on Form 8-K:  None

                  SIGNATURES
                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   April  11, 1994                    FAB INDUSTRIES, INC.




                                        By:___s/Howard Soren/_______
                                            Howard Soren, Vice
                                            President and Treasurer


                                    By:____s/David A. Miller/______
                                        David A. Miller, Controller
                                       and Chief Accounting Officer