Form 10-Q
period 1994-05-28
FAB INDUSTRIES INC
filed 1994-07-12
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549
                                FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________May 28, 1994_____





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
Yes  _______X_____        No__________

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

_______CLASS_____________    _Shares Outstanding at July 11, 1994_
Common stock, $.20 par value               6,195,424

                               FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME



                                                     FOR THE 13 WKS. ENDED
                                                -----------------------------
                                                MAY 28,1994     MAY 29,1993
                                                -----------------------------
                                                 (Unaudited)      (Unaudited)

Net sales                                        $49,733,000      $52,434,000
Cost of goods sold                                40,078,000       41,546,000
                                                -------------   -------------
Gross profit                                       9,655,000       10,888,000


Selling, general and administrative expenses       4,176,000        4,570,000
                                                -------------   -------------
Operating income                                   5,479,000        6,318,000
                                                -------------   -------------
Other income (expense):
  Interest and dividend income                       798,000          740,000
  Interest expense                                   (26,000)         (30,000)
  Gain (loss) on marketable securities              (509,000)         134,000

                                                -------------   -------------
                                                     263,000          844,000
                                                -------------   -------------
Income before taxes                                5,742,000        7,162,000

Income taxes                                       1,970,000        2,470,000
                                                -------------   -------------

Net Income                                        $3,772,000       $4,692,000
                                                =============   =============


Earnings per share of common stock and                 $0.61            $0.76
 common stock equivalents  (Note 2)

Weighted average number of shares of common
 stock and common stock equivalents (Note 2)       6,193,772        6,178,125


See notes to consolidated financial statements.


                                                (1)

                             FAB INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME



                                                      FOR THE 26 WKS. ENDED
                                                ------------------------------
                                                 MAY 28,1994     MAY 29,1993
                                                ------------------------------
                                                  (Unaudited)      (Unaudited)

Net sales                                        $90,317,000      $91,006,000
Cost of goods sold                                72,987,000       73,765,000
                                                -------------   -------------
Gross profit                                      17,330,000       17,241,000


Selling, general and administrative expenses       8,587,000        8,390,000
                                                -------------   -------------
Operating income                                   8,743,000        8,851,000
                                                -------------   -------------
Other income (expense):
  Interest and dividend income                     1,660,000        1,495,000
  Interest expense                                   (54,000)         (52,000)
  Gain (loss) on marketable securities              (503,000)         339,000

                                                -------------   -------------
                                                   1,103,000        1,782,000
                                                -------------   -------------
Income before taxes                                9,846,000       10,633,000

Income taxes                                       3,450,000        3,670,000
                                                -------------   -------------

Net Income                                        $6,396,000       $6,963,000
                                                =============   =============


Earnings per share of common stock and                 $1.03            $1.13
 common stock equivalents  (Note 2)

Weighted average number of shares of common
 stock and common stock equivalents (Note 2)       6,204,248        6,152,182

<f>
See notes to consolidated financial statements.


                                                (2)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                      A S S E T S
                                     -------------


                                                             AS OF
                                                ------------------------------
                                                MAY 28,1994     NOV. 27,1993
                                                --------------  --------------
                                                 (Unaudited)


Current assets:

  Cash and short-term investments (Note 3)        $6,441,000      $10,348,000
  Marketable securities, at lower
    of cost or market                             48,638,000       52,340,000
  Accounts receivable-net of allowance of
    $1,700,000 and $1,600,000 for doubtful
    accounts                                      34,045,000       35,683,000
  Inventories (Note 4)                            28,281,000       24,322,000
  Deferred income taxes                              459,000          483,000
  Other current assets                             2,020,000        2,318,000
                                                -------------   --------------
    Total current assets                         119,884,000      125,494,000
                                                -------------   --------------



 Property, plant and equipment - at cost          95,749,000       91,644,000
 Less:  Accumulated depreciation                  64,390,000       61,651,000
                                                --------------  --------------
                                                  31,359,000       29,993,000

 Other assets                                      2,266,000        2,012,000
                                                -------------   --------------
                                                $153,509,000     $157,499,000
                                                =============   ==============








<f>
See notes to consolidated financial statements.



                                                       (3)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                               L I A B I L I T I E S    A N D
                              --------------------------------
                           S T O C K H O L D E R S'   E Q U I T Y
                           --------------------------------------

                                                             AS OF
                                                ------------------------------
                                                MAY 28,1994     NOV. 27,1993
                                                --------------- --------------
                                                 (Unaudited)


Current liabilities:

  Accounts payable                               $11,166,000      $13,512,000
  Corporate income and other taxes                 2,711,000        2,830,000
  Accrued payroll and related expenses             3,280,000        5,321,000
  Dividends payable                                        0        3,983,000
  Other current liabilities                          406,000          512,000
                                                -------------   --------------
    Total current liabilities                     17,563,000       26,158,000
                                                -------------   --------------




Obligations under capital leases - net of
  current maturities (Note 5)                        755,000          779,000

Other noncurrent liabilities                       1,403,000        1,078,000

Deferred income taxes                              5,124,000        5,158,000
                                                -------------   --------------
    Total liabilities                             24,845,000       33,173,000
                                                -------------   --------------


Stockholders' equity   (Note 2)                  128,664,000      124,326,000
                                                -------------   --------------
                                                $153,509,000     $157,499,000
                                                =============   ==============






<f>
See notes to consolidated financial statements.



                                          (4)

                       FAB INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE 26 WEEKS ENDED MAY 28, 1994


                                         Common Stock *                            Unearned                      Treasury Stock
                                         -------------   Additional               Restricted    Loan to      --------------------
                                    Number of              Paid-in    Retained      Stock     Employee Stock   # of
                           Total      Shares    Amount     Capital    Earnings   Compensation Ownership Plan Shares      Cost
                          ------    -------------------------------- ------------------------ ----------------------- -----------
Balance at 11/27/93    $124,326,000 6,477,694 $1,295,000 $4,931,000 $135,994,000   ($832,000) ($10,277,000) (253,861)($6,785,000)

Net income                6,396,000                                    6,396,000

Cash Dividends,
 $.16 per share            (991,000)                                    (991,000)

Exercise of
  stock options             141,000     8,000      2,000    139,000

Purchase of
  treasury stock         (1,365,000)                                                                         (39,009) (1,365,000)

Compensation under
 restricted stock plan      157,000                                                  157,000

Issuance of treasury
  stock under
  restricted stock plan                                       7,000                  (35,000)                  1,000      28,000
                       ------------  ------------------- ---------- ------------ -----------  ------------- --------  ----------

Balance at May 28,1994 $128,664,000 6,485,694 $1,297,000 $5,077,000 $141,399,000   ($710,000) ($10,277,000) (291,870)($8,122,000)
(Unaudited)            ============  =================== ========== ============   =========  ============  ========  ==========

* Common stock .20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.





<f>
See notes to consolidated financial statements.



                                       (5)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE 26 WKS ENDED
                                                   ----------------------------
                                                   MAY 28, 1994   MAY 29, 1993
                                                   -------------  -------------
                                                   (Unaudited)     (Unaudited)
OPERATING ACTIVITIES: Net Income                   $6,396,000      $6,963,000
  Adjustments to recocile net income
    to net cash provided by operating
    activities:
   Provision for doubtful accounts                    100,000         200,000
   Depreciation and amortization                    2,739,000       2,748,000
   Deferred income taxes                              (10,000)       (254,000)
   (Gain) Loss on marketable securities               503,000        (339,000)
   Compensation under restricted stock plan           157,000         156,000

   Decrease (increase) in:
     Accounts receivable                            1,538,000      (8,964,000)
     Inventories                                   (3,959,000)     (4,228,000)
     Other current assets                             298,000        (390,000)
     Other assets                                    (254,000)       (402,000)
   Increase (decrease) in:
     Accounts payable                              (2,346,000)        920,000
     Accrued liabilities                           (2,266,000)     (1,128,000)
     Other                                            301,000         346,000
                                                  ------------   -------------
       Net cash provided by (used in)
        operating activities                        3,197,000      (4,372,000)
                                                  ------------   -------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                      (4,105,000)     (1,189,000)

  Proceeds from sales of marketable securities      3,870,000       3,931,000

  Acquisitions of marketable securities              (671,000)    (12,370,000)
                                                  ------------   -------------
       Net cash used in
         investing activities                        (906,000)     (9,628,000)
                                                  ------------   -------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                       (1,365,000)              0
  Dividends paid                                   (4,974,000)     (3,058,000)
  Exercise of stock options                           141,000       1,749,000
                                                  ------------   -------------
       Net cash used in financing
         activities                                (6,198,000)     (1,309,000)
                                                  ------------   -------------
(Decrease) in cash and cash
  equivalents                                      (3,907,000)    (15,309,000)
Cash and short term investments,
  at beginning of year                             10,348,000      20,266,000
                                                  ------------   -------------
Cash and short term investments,
  at end of period                                 $6,441,000      $4,957,000
<f>                                               ============== =============
See notes to consolidated financial statements.
                                            (6)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.  Basis of presentation:

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form
10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by general accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 28, 1994 are not necessarily indicative of the results that may be expected for the entire year ended December 3, 1994. The balance sheet at November 27, 1993 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1993.





        2.  Stockholders' Equity:

             Earnings Per Share:

              Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
        The weighted average number of shares used in computing earnings per share for the six months ended May 28, 1994 and May 29, 1993, were 6,204,248 and 6,152,182 respectively and for the three months ended May 28, 1994 and May 29, 1993 were 6,193,772 and 6,178,125 respectively.


             Employee Stock Ownership Plan:

              The second of 15 equal annual principal installments of $790,500 plus interest at prime was paid by the ESOP to the Company on August 2, 1993. The balance on the ESOP indebtedness of $10,277,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.








                                       (7)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        3. Cash and short-term investments consist of the following, all of which have maturities of three months or less:


                                       May 28, 1994         Nov. 27, 1993
                                       ------------          -----------
                                       (Unaudited)


   Cash                                   $541,000            $1,951,000

   Tax-free Short Term Investments       5,900,000             8,000,000

   U.S. Treasury Obligations                     0               397,000

                                       ------------       --------------

   Cash and Short-Term Investments      $6,441,000           $10,348,000
                                       ------------       --------------



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



                                       May 28, 1994         Nov. 27, 1993
                                       ------------         -------------
                                        (Unaudited)
      Raw Materials                      $8,565,000            $7,601,000
      Work-in-process                    10,535,000             8,965,000
      Finished goods                      9,181,000             7,756,000
                                        ------------         -------------
            Total                       $28,281,000           $24,322,000
                                        ============         =============


      Approximate percentage of
        inventories valued
        under LIFO valuation                     65%                   63%


      Excess of FIFO valuation
        over LIFO valuation              $7,112,000            $6,912,000
                                        ============         =============


                                       (8)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Obligations under capital leases consist of the following:

                                       May 28, 1994         Nov. 27, 1993
                                       ------------         -------------
                                        (Unaudited)

    Obligations under capital leases
    through 2006 payable in monthly
    installments of $10,553 including
    interest at 10% per annum.             $783,000              $807,000
     Less current maturities (included
    with other current liabilities)          28,000                28,000
                                         ------------        ------------
                                           $755,000              $779,000
                                         ============        ============






















                                        (9)

                       PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - Only Exhibit 27 is filed herewith

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

         10.5 - Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

         10.6 - Amendment to the Retirement Plan dated November 21, 1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

         10.7 - Amendment to the Retirement Plan dated August 29, 1986, incorporated by reference to Exhibit 10.7 to the 1993 10-K.

         10.8 - Amendment to the Retirement Plan effective as of December 1, 1989, incorporated by reference to Exhibit 10.8 to the 1993 10-K.

         10.9 - Fab Lace, Inc. Employees Profit Sharing Plan )the "Profit Sharing Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

         10.10  - Amendment to the Profit Sharing Plan effective
December 1, 1978, incorporated by reference to Exhibit 10.10 to the 1993
10-K.

         10.11 - Amendment dated December 1, 1985 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.

         10.12 - Amendment dated February 5, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

         10.13 - Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

         10.14 - Amendment dated June 30, 1989 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

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

         10.22 - Restricted Share Agreement date October 1, 1991 between the Registrant and Howard Soren, incorporated by reference to Exhibit
10.22 to the 1993 10-K.

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



         27       - Financial Data Schedule pursuant to Article 5 of
Regulation S-X, filed with Edgar version only.



      (b)  Reports on Form 8-K:  None

                      PART II - OTHER INFORMATION


Item 4.        Submission of Matters to a Vote Security-Holders


       The Company held its Annual Meeting of stockholders on May 5, 1994. The matters submitted to a vote of the Company's stockholders were (i) the election of two directors to Class III of the Company's Board of Directors and (ii) the ratification of the Employment Agreement dated March 1, 1993 between the Company and Mr. Samson Bitensky.

       The Company's stockholders elected Messrs. Samson Bitensky and Sherman Lawrence to Class III of the Company's Board of Directors.

       The Company's stockholders ratified the Employment Agreement dated March 1, 1993 between the Company and Mr. Samson Bitensky, which is described in the Company's definitive Proxy Statement which was filed with Securities and Exchange Commission on March 24, 1994, by a vote of 4,790,334 for, 186,155 against, and 435,962 abstentions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

Results of Operations
Second Quarter
1994 Compared to 1993
- - ---------------------

    Net sales for the second fiscal quarter of 1994 were $49,733,000, as compared to $52,434,000 in the similar 1993 period, a decline of 5.2%.
A substantial portion of this decline is attributable to the postponement of scheduled deliveries by a major customer because of a reorganization of its manufacturing facilities. Certain other of the Company's product lines were adversely affected by weak consumer demand at the retail level during the period. Recent bookings to date continue to reflect this trend.

   Overall profit margins for the quarter were 19.4% v. 20.8% last year. Lower operating rates at manufacturing plants (reflecting lower units shipped) were the major factor for this decline. Adjustments to LIFO inventory reserves in both comparative quarters were minimal.

     Selling, general and administrative expenses,as a percentage of sales, declined to 8.4% from 8.7% last year as dollar expenditures fell by $394,000. Reduced expenses related primarily to incentive-based compensation and sales commissions.

   Interest and dividend income increased by $58,000 on a quarter-to-quarter basis to $798,000. Higher balances available for investment offset lower average interest rates.

   For the period, a loss (mainly unrealized) was incurred of $509,000 on marketable securities as compared to a gain in the same 1993 period of $134,000. A series of increases in interest rates by the Federal Reserve Board as well as expectations by the financial markets of continued rising long-term rates resulted in declines in the market value of the Company's investment portfolio.

   As a result of these aforementioned factors, net income declined by $920,000, or 19.6%, to $3,772,000, or 7.6% of sales as compared to 8.9%
of sales in 1993. Earnings per share were $0.61 as against $0.76. There was no earnings dilution relative to common stock equivalents in either comparative quarter.


Liquidity and Capital Resources
- - -------------------------------

   The Company's principal source of funds is expected to be cash flow generated from operations. Cash provided by operating activities for the twenty-six weeks ended May 28, 1994, increased by $3,197,000 as compared to a decline of $4,372,000 in 1993. Of this net increase, approximately $10.5 million arose from a comparative decrease in accounts receivables, partially attributable to a decline in sales volume. Working capital rose to $102.3 million from $99.3 million at the prior fiscal year-end.

   Capital expenditures for the six months were $4,105,000 as against $1,189,000 in 1993. The Company purchased additional dyeing and finishing equipment for its two finishing plants together with a computerized control system for dyeing, as well as high speed knitting equipment in order to service expanded marketing activities.

   During the first-half of its fiscal year, the Company repurchased 39,009 shares of its Common Stock at an average price of $35.00. The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

   Subsequent to quarter-end, a second 1994 quarterly dividend of $0.16 was declared to stockholders of record of June 27, 1994, payable July 22, 1994.

   Stockholders' equity rose to $128,664,000, or $20.77 book value per share, from $124,326,000, or $19.98 per share, at the previous year-end November 27, 1993.

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



    Dated:   July  12, 1994                    FAB INDUSTRIES, INC.




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