Form 10-Q
period 1994-08-27
FAB INDUSTRIES INC
filed 1994-10-11
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549
                                FORM 10-Q


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________August 27, 1994_____


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
Yes  _______X_____        No__________

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

_______CLASS_____________    _Shares Outstanding at Oct 11, 1994_
Common stock, $.20 par value               6,160,440

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1.

          Consolidated Statements of Income
          13 Weeks ended Aug. 27, 1994 and August 28, 1993            3

          Consolidated Statements of Income
          39 Weeks ended Aug. 27, 1994 and August 28, 1993            4

          Consolidated Balance Sheets (Asset Section)
          Aug. 27, 1994 and November 27, 1993                         5

          Consolidated Balance Sheets (Liability Section)
          Aug. 27, 1994 and November 27, 1993                         6

          Consolidated Statements of Stockholders Equity
          39 Weeks ended Aug. 27, 1994 and November 27, 1993          7

          Consolidated Statements of Cash Flows
          39 Weeks ended Aug. 27, 1994 and August 28, 1993          8

          Notes to Consolidated Financial Statements                  9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                                 12


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                           17



                                  (2)

                               FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME



                                                     FOR THE 13 WKS. ENDED
                                                ----------------------------
                                                AUGUST 27,1994  AUGUST 28,1993
                                                ----------------------------
                                                 (Unaudited)      (Unaudited)

Net sales                                        $47,595,000      $51,970,000
Cost of goods sold                                38,328,000       40,548,000
                                                -------------   -------------
Gross profit                                       9,267,000       11,422,000


Selling, general and administrative expenses       4,248,000        4,156,000
                                                -------------   -------------
Operating income                                   5,019,000        7,266,000
                                                -------------   -------------
Other income (expense):
  Interest and dividend income                       826,000          782,000
  Interest expense                                   (36,000)         (30,000)
  Gain on marketable securities                     (128,000)         206,000

                                                -------------   -------------
                                                     662,000          958,000
                                                -------------   -------------
Income before taxes                                5,681,000        8,224,000

Income taxes                                       1,840,000        2,910,000
                                                -------------   -------------

Net Income                                        $3,841,000       $5,314,000
                                                =============   =============


Earnings per share of common stock and                 $0.62            $0.86
 common stock equivalents  (Note 2)

Weighted average number of shares of common
 stock and common stock equivalents (Note 2)       6,196,414        6,198,340


See notes to consolidated financial statements.


                                                (3)

                             FAB INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME



                                                      FOR THE 39 WKS. ENDED
                                                ------------------------------
                                                AUGUST 27,1994  AUGUST 28,1993
                                                ------------------------------
                                                  (Unaudited)      (Unaudited)

Net sales                                        137,912,000      142,976,000
Cost of goods sold                               111,315,000      114,313,000
                                                -------------   -------------
Gross profit                                      26,597,000       28,663,000


Selling, general and administrative expenses      12,835,000       12,546,000
                                                -------------   -------------
Operating income                                  13,762,000       16,117,000
                                                -------------   -------------
Other income (expense):
  Interest and dividend income                     2,486,000        2,277,000
  Interest expense                                   (90,000)         (82,000)
  Gain (loss) on marketable securities              (631,000)         545,000

                                                -------------   -------------
                                                   1,765,000        2,740,000
                                                -------------   -------------
Income before taxes                               15,527,000       18,857,000

Income taxes                                       5,290,000        6,580,000
                                                -------------   -------------

Net Income                                       $10,237,000      $12,277,000
                                                =============   =============


Earnings per share of common stock and                 $1.65            $1.99
 common stock equivalents  (Note 2)

Weighted average number of shares of common
 stock and common stock equivalents (Note 2)       6,201,637        6,167,624


See notes to consolidated financial statements.


                                                (4)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                      A S S E T S
                                     -------------


                                                             AS OF
                                                ------------------------------
                                                AUGUST 27,1994  NOV. 27,1993
                                                --------------  --------------
                                                 (Unaudited)


Current assets:

  Cash and short-term investments (Note 3)        $6,710,000      $10,348,000
  Marketable securities, at lower
    of cost or market                             54,560,000       52,340,000
  Accounts receivable-net of allowance of
    $1,800,000 and $1,600,000 for doubtful
    accounts                                      32,305,000       35,683,000
  Inventories (Note 4)                            26,314,000       24,322,000
  Deferred income taxes                              447,000          483,000
  Other current assets                             2,088,000        2,318,000
                                                -------------   --------------
    Total current assets                         122,424,000      125,494,000
                                                -------------   --------------



 Property, plant and equipment - at cost          97,367,000       91,644,000
 Less:  Accumulated depreciation                  65,779,000       61,651,000
                                                --------------  --------------
                                                  31,588,000       29,993,000

 Other assets                                      2,232,000        2,012,000
                                                -------------   --------------
                                                $156,244,000     $157,499,000
                                                =============   ==============






See notes to consolidated financial statements.


                                                  (5)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                               L I A B I L I T I E S    A N D
                              --------------------------------
                           S T O C K H O L D E R S'   E Q U I T Y
                           --------------------------------------

                                                             AS OF
                                                ------------------------------
                                                AUGUST 27,1994  NOV. 27,1993
                                                --------------- --------------
                                                 (Unaudited)


Current liabilities:

  Accounts payable                               $10,274,000      $13,512,000
  Corporate income and other taxes                 2,233,000        2,830,000
  Accrued payroll and related expenses             3,292,000        5,321,000
  Dividends payable                                  988,000        3,983,000
  Other current liabilities                          245,000          512,000
                                                -------------   --------------
    Total current liabilities                     17,032,000       26,158,000
                                                -------------   --------------




Obligations under capital leases - net of
  current maturities (Note 5)                        743,000          779,000

Other noncurrent liabilities                       1,496,000        1,078,000

Deferred income taxes                              5,495,000        5,158,000
                                                -------------   --------------
    Total liabilities                             24,766,000       33,173,000
                                                -------------   --------------


Stockholders' equity   (Note 2)                  131,478,000      124,326,000
                                                -------------   --------------
                                                $156,244,000     $157,499,000
                                                =============   ==============







See notes to consolidated financial statements.



                                          (6)

                       FAB INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE 39 WEEKS ENDED AUGUST 27, 1994


                                         Common Stock *                            Unearned                      Treasury Stock
                                         -------------   Additional               Restricted    Loan to      --------------------
                                    Number of              Paid-in    Retained      Stock     Employee StockNumber of
                           Total      Shares    Amount     Capital    Earnings   Compensation Ownership Plan Shares      Cost
                          ------    -------------------------------- ------------------------ ----------------------- -----------
Balance at 11/27/93    $124,326,000 6,477,694 $1,295,000 $4,931,000 $135,994,000   ($832,000) ($10,277,000) (253,861)($6,785,000)

Net income               10,237,000         0          0          0   10,237,000           0             0         0           0

Cash Dividends,
 $.48 per share          (2,970,000)        0          0          0   (2,970,000)          0             0         0           0

Exercise of
  stock options             230,000    13,200      3,000    227,000            0           0             0         0           0

Purchase of
  treasury stock         (1,371,000)        0          0          0            0           0             0   (39,193) (1,371,000)

Compensation under
 restricted stock plan      236,000         0          0          0            0     236,000             0         0           0

Issuance of treasury
  stock under
  restricted stock plan                     0          0      7,000            0     (35,000)            0     1,000      28,000

Loan payment from ESOP      790,000         0          0          0            0           0       790,000         0           0
                       ------------  ------------------- ---------- ------------ -----------  ------------- --------  ----------

Balance at Aug.27,1994 $131,478,000 6,490,894 $1,298,000 $5,165,000 $143,261,000   ($631,000)  ($9,487,000) (292,054)($8,128,000)
(Unaudited)            ============  =================== ========== ============   =========  ============  ========  ==========

* Common stock .20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.






See notes to consolidated financial statements.



                                            (7)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE 39 WKS ENDED
                                            ---------------------------------
                                            AUGUST 27, 1994   AUGUST 28, 1993
                                            ----------------  -------------
                                             (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
Net Income                                     $10,237,000       $12,277,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Provision for doubtful accounts                 200,000           400,000
   Depreciation and amortization                 4,128,000         4,122,000
   Deferred income taxes                           373,000          (285,000)
   (Gain) Loss on marketable securities            631,000          (545,000)
   Compensation under restricted stock plan        236,000           234,000
   Decrease (increase) in:
     Accounts receivable                         3,178,000       (11,614,000)
     Inventories                                (1,992,000)         (180,000)
     Other current assets                          230,000          (648,000)
     Other assets                                 (220,000)         (424,000)
   Increase (decrease) in:
     Accounts payable                           (3,238,000)          368,000
     Accrued liabilities                        (2,893,000)         (554,000)
     Other                                         382,000           375,000
                                            ---------------   ---------------
       Net cash provided by (used in)
        operating activities                    11,252,000         3,526,000
                                            ---------------   ---------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                   (5,723,000)       (3,033,000)

  Proceeds from sales of marketable securities   2,794,000         4,680,000

  Acquisitions of marketable securities         (5,645,000)      (21,253,000)
                                            ---------------   ---------------
       Net cash used in
         investing activities                   (8,574,000)      (19,606,000)
                                            ---------------   ---------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                    (1,371,000)       (1,511,000)
  Payment of loan from ESOP                        790,000           790,000
  Dividends paid                                (5,965,000)       (3,058,000)
  Exercise of stock options                        230,000         2,569,000
                                            ---------------   ---------------
       Net cash used in financing
         activities                             (6,316,000)       (1,210,000)
                                            ---------------   ---------------
(Decrease) in cash and cash
  equivalents                                   (3,638,000)      (17,290,000)
Cash and short term investments,
  at beginning of year                          10,348,000        20,266,000
                                            ---------------   ---------------
Cash and short term investments,
  at end of period                              $6,710,000        $2,976,000
                                            ===============   ===============
See notes to consolidated financial statements.
                                          (8)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of presentation:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 27, 1994 are not necessarily indicative of the results that may be expected for the entire year ended December 3, 1994. The balance sheet at November 27, 1993 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 27, 1993.





     2.  Stockholders' Equity:

          Earnings Per Share:

           Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used in computing earnings per share for the nine months ended August 27, 1994 and August 28, 1993, were 6,201,637 and 6,167,624 respectively and for the three months ended August 27, 1994 and August 28, 1993 were 6,196,414 and 6,198,340 respectively.


          Employee Stock Ownership Plan:

           The third of 15 equal annual principal installments of $790,500 plus interest at prime was paid by the ESOP to the Company on August 1, 1994. The balance on the ESOP indebtedness of $9,487,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.




                               (9)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     3. Cash and short-term investments consist of the following, all of which have maturities of three months or less:

                                     August 27, 1994     November 27, 1993
                                         ----------       -----------
                                        (Unaudited)


Cash                                      $710,000              $1,951,000
Tax-free Short Term Investments          6,000,000               8,000,000
U.S. Treasury Obligations                        0                 397,000
                                     --------------         --------------

Cash and Short-Term Investments         $6,710,000             $10,348,000
                                     --------------         --------------


     4.  Inventories:

          The Company's inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method with the remainder being first-in, first-out (FIFO) method. Because the inventory valuation under the LIFO method is based upon an annual determination of inventory levels and costs as of the fiscal year-end, the interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

                                   August 27, 1994    November 27, 1993
                                   ---------------    -----------------
Raw Materials                         $8,567,000           $7,601,000
Work-in-process                        8,861,000            8,965,000
Finished goods                         8,886,000            7,756,000
                                     -----------          -----------
      Total                          $26,314,000          $24,322,000
                                    ============          ===========

Approximate percentage of
inventories valued
under LIFO valuation                        61%                63%
                                     ==========           =========

Excess of FIFO valuation
over LIFO valuation                  $7,212,000          $6,912,000
                                       ==========        ===========

                                  (10)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     5.   Obligations under capital leases consist of the following:

                                         August 27,1994 November 27, 1993
                                             ----------      ----------




Obligations under capital leases
through 2006 payable in monthly
installments of $10,553 including
interest at 10% per annum.                $771,000             $807,000

Less current maturities (included
with other current liabilities)             28,000               28,000
                                         ---------            ---------
                                          $743,000             $779,000
                                         =========            =========



















                                (11)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Third Quarter
1994 Compared to 1993


      Net sales for the third fiscal quarter of 1994 were $47,595,000, as compared to $51,970,000 in the similar 1993 period, a decline of 8.4%. Weak customer demand for certain of the Company's products which began earlier in the year continued through the current quarter. However, scheduled deliveries by customers which had been postponed in the prior quarter were reconfirmed for shipment in subsequent months. Furthermore, September 1994 order bookings showed comparative strength with year ago figures. September shipments were level with September of last year.


      Overall profit margins for the quarter were 19.5% v. 22.0% last year. Lower sales volume adversely affected both operating rates at production facilities as well as the overall product mix.

      Selling, general and administrative expenses, as a percentage of sales, increased to 8.9% from 8.0% last year, primarily as a result of lower sales volume.

      Interest and dividend income increased by $44,000 on a quarter-to-quarter basis to $826,000. Higher balances available for investment more than offset lower average interest rates.

      For the period, a loss (mainly unrealized) was incurred of $128,000 on marketable securities as compared to a gain in the same 1993 period of $206,000. A series of increases in interest rates by the Federal Reserve Board as well as expectations by the financial markets of continued rising long-term rates resulted in declines in the market value of the Company's investment portfolio.



      As a result of these aforementioned factors, net income declined by $1,473,000, or 27.7%, to $3,841,000, or 8.1% of sales as compared to
10.2% of sales in 1993. Earnings per share were $0.62 as against $0.86. There was no earnings dilution relative to common stock equivalents in either comparative quarter.



                             (12)

Liquidity and Capital Resources

      The Company's principal source of funds continues to be cash flow generated from operations. Cash provided by operating activities for the thirty-nine weeks ended August 27, 1994, increased to $11,252,000 as compared to $3,526,000 in 1993. Of this net increase in 1994, approximately $3.2 million arose from a decrease in accounts receivable, which is mainly attributable to a decline in sales volume. Working capital rose to $105.4 million from $99.3 million at the prior fiscal year-end.


      Capital expenditures for the nine months were $5,723,000 as against $3,033,000 in 1993. The Company purchased additional dyeing and finishing equipment for its two finishing plants together with a computerized control system for dyeing, as well as high speed knitting equipment in order to service expanded marketing activities.

      During the first nine months of its fiscal year, the Company repurchased 39,193 shares of its Common Stock at an average price of $34.98. Subsequent to August 27, 1994, the Company repurchased an additional 41,000 shares at an average price of $31.51. The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

      During the current period, the regular quarterly dividend of $0.16 per share was declared to stockholders of record as of September 19, 1994, payable October 21, 1994.

      Stockholders' equity rose to $131,478,000, or $21.21 book value per share, from $124,326,000, or $19.98 per share, at the previous year-end November 27, 1993.

      Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile-related businesses if criteria relating to indebtedness, market expansion and existing management are met.

                             (13)

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

                                    (14)

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

      10.22   - Restricted Share Agreement dated October 1,
                1991 between the Registrant and Howard Soren, incorporated by reference to Exhibit 10.22 to the 1993 10-K.

                               (15)

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


        27    - Financial Data Schedule pursuant to Article 5 of
                Regulation S-X filed with Edgar version only.




        (b)  Reports on Form 8-K:  None


                               (16)

                  SIGNATURES
                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   October 10, 1994                    FAB INDUSTRIES, INC.




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



                               (17)