Form 10-Q/A
period 1994-08-27
FAB INDUSTRIES INC
filed 1994-12-12
CIK 34136

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

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1.

          Consolidated Statements of Income
          13 Weeks ended Aug. 27, 1994 and August 28, 1993            3

          Consolidated Statements of Income
          39 Weeks ended Aug. 27, 1994 and August 28, 1993            4

          Consolidated Balance Sheets (Asset Section)
          Aug. 27, 1994 and November 27, 1993                         5

          Consolidated Balance Sheets (Liability Section)
          Aug. 27, 1994 and November 27, 1993                         6

          Consolidated Statements of Stockholders Equity
          39 Weeks ended Aug. 27, 1994 and November 27, 1993          7

          Consolidated Statements of Cash Flows
          39 Weeks ended Aug. 27, 1994 and November 27, 1993          8

          Notes to Consolidated Financial Statements                  9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                                 12


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                           17

OTHER:
     EXHIBIT 27- Financial Data Summary                           18

                                  (2)

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


[FN]
                               (17)