Form 10-K405
period 1994-12-03
FAB INDUSTRIES INC
filed 1995-03-03
CIK 34136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 3, 1994        Commission file number 1-5901

                              FAB INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-2581181
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

200 Madison Avenue, New York, NY                                         10016
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  212-592-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                            which registered
        -------------------                       ------------------------
        Common Stock, $.20 par value              American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
  Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 Yes X                      No
    ---                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value at February 28, 1995 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $138,581,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 28, 1995, there were outstanding 6,014,119 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the registrant's definitive proxy statement to be filed not later than April 3, 1995 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K


Item Number                                                                                                        Page
- -----------                                                                                                        ----

PART I                                                                                                                1
    Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
    Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    Item 4.     Submission of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . . . . .   5

PART II                                                                                                               7
    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .   7
    Item 6.     Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . .   9
    Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
    Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART III                                                                                                             13
    Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  13
    Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
    Item 12.    Security Ownership of Certain
                Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
    Item 13.    Certain Relationships and
                Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART IV                                                                                                              14
    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  14
                SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18



                                     PART I


ITEM 1. BUSINESS.

     Fab Industries, Inc. and its subsidiaries (collectively, the "Registrant") are engaged in the business of manufacturing and marketing warp knit textile fabrics, raschel laces, circular knits, novelty knits, and polyurethane coated bonded fabrics. In addition, the Registrant produces comforters, sheets, blankets and other bedding products. The Registrant's products are generally non-branded. The Registrant was incorporated under the laws of the State of Delaware on April 21, 1966 and is a successor by merger to previously existing businesses.

     The Registrant's textile operations consist primarily of knitting and finishing synthetic yarns on tricot and raschel warp knitting machines and synthetic and natural yarns on circular double and single knit machines. Products in which the Registrant's textile fabrics are used include a broad line of ready to wear and intimate apparel for men, women and children; children's sleepwear; activewear; recreational apparel; home furnishing applications; over-the-counter fabrics sold to major fabric specialty chain stores; industrial fabrics; and upholstery fabrics for the residential and contract markets.

     The Registrant also utilizes its own textile fabrics in its Salisbury, North Carolina manufacturing facility to produce flannel and satin sheets, as well as blankets, comforters and other bedding products which the Registrant sells to chain stores, department stores, specialty stores, catalogue and mail order concerns, and domestic and foreign airlines. The Registrant also sells to the institutional health-care markets.

     The Registrant's Raval Lace Division manufactures raschel lace products for sale to manufacturers of women's lingerie and women's and children's apparel. There are also sales in the ribbon and craft, and home furnishings trades. In addition, the Raval Lace Division produces over-the-counter lace fabrics for sale to retailers.

     Through its Raval Designer Lace Division, the Registrant produces a more intricately designed lace on the Registrant's state-of-the-art, high-bar electronic machinery. The Designer Lace products are used in women's better designer lingerie, bridal wear, dresses, blouses and sportswear. In addition, both lace divisions have been responding to an increased market demand for lycra and helenca stretch laces for use in the intimate apparel and sportswear areas.

     The Registrant's subsidiary, Gem Urethane Corporation, produces a line of polyurethane coated fabrics and a variety of flame, adhesive and ultrasonically bonded items. Products in which the Registrant's polyurethane fabrics are used include shoes, luggage, apparel, accessories, women's handbags, belts, health care, industrial and automotive products.

     The Registrant engages in research and product development activities which are directed to the creation of new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $3,659,000 in 1992,

$3,824,000 in 1993 and $4,347,000 in 1994. Through these efforts, the Registrant has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel, both domestically and in foreign markets. Similarly, the Registrant has also developed a full line of proprietary sheets and blankets, including specialty blankets for airlines.

     While the Registrant utilizes various trademarks and trade names in connection with the promotion and sale of its products, it does not believe that the loss or expiration of any such trademark or trade name would have a material adverse effect on its operations.

     The Registrant's products are marketed primarily by its full-time sales personnel, although the Registrant also utilizes the services of independent representatives located throughout much of the United States and abroad. Advertisements in various media, frequently in cooperation with producers of yarn utilized by the Registrant, are also employed as a marketing tool.

     Historically, the Registrant's business reflects minor seasonal variation. Somewhat higher sales are recorded in the second and third fiscal quarters as a result of purchases by customers in anticipation of Fall and Holiday apparel sales. The fourth and first fiscal quarter sales tend to be lower as they are derived from apparel customer orders limited to those needed to replenish smaller inventory requirements after Fall and Holiday sales and prior to customer reorders for Spring and Summer fabrications.

     The Registrant does not deem information relating to backlog of firm orders to be material, as goods subject to such orders are shipped within a relatively short time, usually two-to-ten weeks, depending on the availability of yarn and other raw materials. On average, orders are filled within six weeks.

     For the fiscal year ended December 3, 1994, the Registrant's aggregate sales to companies under the common control of Sara Lee Corporation accounted for approximately 10% of the Registrant's net sales. The receivables from this group of customers represent approximately 11% of the Registrant's December 3, 1994 accounts receivable balance. The Registrant's export sales are not material.


SUPPLIES OF RAW MATERIALS

     The Registrant has not experienced difficulties in obtaining sufficient chemicals, dyes and other raw materials and supplies required to maintain full production; nor has it experienced difficulties in obtaining sufficient yarns. The Registrant is not dependent upon any single source of supply and alternative sources are available for most of the raw materials necessary to conduct its business.

INVENTORIES

     The Registrant is required to maintain adequate inventories of yarns and other raw materials to insure an uninterrupted production flow. Greige and finished goods must be maintained as inventory to meet varying customer demand and delivery requirements. Credit terms available to customers normally exceed credit terms extended by suppliers of raw materials, requiring the Registrant to maintain adequate working capital.


COMPETITION

     The Registrant is engaged in a highly competitive business which is based largely upon product quality, service and price and upon general consumer demand for the finished goods in which the Registrant's products are utilized. The Registrant believes that there are in excess of 20 other manufacturers for its products. The Registrant believes that it is one of the major warp and circular knit, raschel lace and urethane product manufacturers in the United States. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, and has had an adverse impact on domestically manufactured textile products and the number of domestic manufacturers of such products. The Registrant's strong financial position and increased capacity (the result of significant expenditures for production equipment) have enabled it to capture a larger share of the now smaller domestic textile market.


EMPLOYEES

     The Registrant's employees who number approximately 1,800 are not represented by unions. The Registrant considers relations with its employees to be satisfactory.


ITEM 2. PROPERTIES.

     The Registrant's manufacturing operations are conducted in facilities owned by the Registrant in Lincolnton, Maiden, Cherryville and Salisbury, which are all in North Carolina, and in facilities leased by the Registrant in Amsterdam, New York. All of the Registrant's facilitates are generally utilized on a full-time five to six day-a-week basis.

     Knitting, dyeing-finishing and printing operations are conducted at the Registrant's Lincolnton facility. These include warp and raschel knitting, various types of dyeing, framing, lace separating, sueding, shearing, napping, calendaring and heat- transfer printing. Dyeing-finishing operations are also conducted at the Cherryville facility. The Lincolnton and Cherryville facilities also process and serve as warehouses for greige goods, manufactured and shipped from the Registrant's Amsterdam and Maiden plants.

     At the Maiden plant facility, the Registrant conducts a variety of manufacturing operations, including warping for the tricot and lace machines and single and double knitting of fabrics. The Salisbury facility is the site of the Registrant's consumer products and institutional products manufacturing, retail and over-the-counter operations. The Registrant's Amsterdam facilities are devoted to tricot warping and tricot knitting operations, as well as lace separating and warehousing. Approximately 106,000 square feet in one of the Registrant's Amsterdam plants is utilized for the production of urethane coated fabrics and laminating operations.

     The following table sets forth in summary fashion the location of each of the Registrant's manufacturing facilities, its principal use, approximate floor space, and, where leased, the lease expiration date. No facility owned by the Registrant is subject to any encumbrance.

                                                                       Approximate           Lease
          Location             Principal Use                           Floor Space       Expiration Date
          --------             -------------                           -----------       ---------------
          Lincolnton,          Dyeing and Finishing,                  630,550 sq.ft.          (1)
          North                Raschel and Tricot Warp
          Carolina             Knitting, Printing and
                               Warehouse

          Lincolnton,          Warehouse                               55,000 sq.ft.          (1)
          North
          Carolina

          Maiden,              Warping, Circular Single               224,013 sq.ft.          (1)
          North                and Double Knitting and
          Carolina             Warehouse

          Salisbury,           Manufacturing Finished                 125,000 sq.ft.          (1)
          North                Consumer Products and
          Carolina             Retail Over-the-Counter
                               Fabric

          Amsterdam,           Polyurethane Coating                   106,000 sq.ft.       12/31/99(2)
          New York             Manufacturing Operations
                               and Bonding and Laminating

          Amsterdam,           Warping, Tricot  Knitting,             367,000 sq.ft.       12/31/06(2)
          New York             Lace Separating and
                               Warehouse

          Cherryville, North   Dyeing and Finishing                   197,000 sq.ft.          (1)
          Carolina

          New York,            Executive Offices and                   33,000 sq.ft.        4/30/01
          New York             Showroom Facilities

- ------------------------
(1) Owned by the Registrant.
(2) Capitalized building lease - See note 5 of Notes to Consolidated Financial Statements.

     All of the Registrant's facilities are constructed of brick, steel or concrete and are considered by the Registrant to be adequate and in good operating condition and repair.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their respective properties are the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        Not Applicable


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning executive officers of the Registrant.

         Name                             Age                             Positions and offices
         ----                             ---                             ---------------------
Samson Bitensky . . . . . . . . . .       75                Chairman of the Board of Directors,
                                                            President and Chief Executive Officer

Howard Soren  . . . . . . . . . . .       64                Chief Financial Officer, Vice President-
                                                            Finance and Treasurer

Stanley August  . . . . . . . . . .       63                Vice President

Steven Myers  . . . . . . . . . . .       46                Vice President

Sherman S. Lawrence . . . . . . . .       76                Secretary and Director


     Each of the Registrant's executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualifies.

     SAMSON BITENSKY was among the founders of the Registrant in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Registrant since such time. Mr. Bitensky has also served as President of the Registrant since 1970.

     HOWARD SOREN is a Certified Public Accountant and an attorney. He has been employed by the Registrant since 1972 and has served as its Chief Financial Officer, Vice President-Finance and Treasurer since that time.

     STANLEY AUGUST has been employed by the Registrant since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August has served as Vice President - Fabric Operations from 1987 until March 30, 1992 and as Vice President since March 30, 1992.

     STEVEN MYERS, an attorney, has been employed by the Registrant in various senior administrative and managerial capacities for in excess of five years. He served as Vice President - Sales for more than five years prior to May 1988 and has served as Vice President since that time.

     SHERMAN S. LAWRENCE has served as a Director of the Registrant since its inception in 1966 and as Secretary since 1968. Mr. Lawrence has been an attorney for in excess of the past five years and also serves as co-counsel to the Registrant.

     Mr. Myers is the son-in-law of Mr. Bitensky.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

                 Fiscal 1994
                 -----------

First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 36           $ 33 3/8

Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 36 1/8       $ 33 7/8

Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 34 7/8       $ 31 7/8

Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 32 3/4       $ 30 3/8

                 Fiscal 1993
                 -----------

First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 33 3/4       $ 29 5/8

Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 33           $ 29 1/2

Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 34 1/4       $ 29 3/4

Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 36 3/4       $ 33 7/8


     At February 28, 1995, there were approximately 684 holders of record of Common Stock. In November, 1993, the Board of Directors declared an annual dividend of $.64 per share payable December 17, 1993. Additionally, in November, 1993, the Board of Directors determined that the Company would pay quarterly dividends for fiscal year 1994 at the rate of $.16 per share per quarter. The quarterly dividends of $.16 per share were declared on March 18, 1994, June 16, 1994, August 18, 1994 and November 28, 1994. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Registrant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                         As at or for the fiscal year ended
                                       -----------------------------------------------------------------------
                                       December 3,    November 27,    November 28,   November 30,  December 1,
                                         1994(3)         1993            1992            1991         1990
                                         -------         ----            ----            ----         ----
                                                           (In thousands, except per share data)

    Net Sales                         $  189,753      $  189,586      $  189,288      $  185,560   $  167,866

    Income before taxes
      on income                           22,428          25,531          25,767          23,088       15,838

    Net income                            15,093          17,006          16,917          15,488       10,938

    Earnings per
      share (1)                       $     2.44      $     2.75      $     2.65      $     2.52   $     1.68

    Total assets                      $  163,133      $  157,499      $  138,952      $  140,119   $  123,868

    Long-term debt                           731             779             822             862          902

    Stockholders' equity                 129,533         124,326         109,172         109,450       98,858

    Book value per
      share (1) (2)                   $    21.52      $    19.98      $    18.01      $    17.70   $    15.86

    Cash dividends
      per share (1)                   $      .64      $      .64      $      .50      $      .50   $      .40

    Weighted average
      number of shares
      outstanding (1)                  6,189,831       6,181,186       6,390,706       6,141,495    6,527,630

- ------------

(1) Adjusted to give effect to a two-for-one stock split to holders of records as of May 24, 1991.
(2) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.
(3) Fifty-three weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     1994 Compared to 1993

     Net sales for the 1994 fiscal year were $189,753,000 as compared to $189,586,000 in 1993. An increase of 11.2% in fourth quarter shipments offset the cumulative nine months sales decline that existed at August 27, 1994. Mid-year customer demand, which had been adversely affected by postponement of scheduled deliveries by several large customers as well as weak consumer purchasing at the retail level, strengthened in the final quarter of 1994, which also contained an extra week. Improved comparative shipments also continued into December and January of the fiscal year 1995.

     Gross profit margins declined from 20.4% in 1993 to 19.7% in 1994, primarily as a result of a less profitable product mix. Plant operations were also adversely impacted by the changed product mix as operating rates at certain related manufacturing facilities declined from year-ago levels. The effect of changes in LIFO inventory reserves for the year was negligible.

     Selling, general and administrative expenses, as a percentage of sales, increased from 8.9% in the prior year to 9.4% as dollar expenditures rose 5.3% on similar volume. The increase relates primarily to higher consulting fees as well as sales associated expenses.

     Other income decreased by $917,000 to $2,809,000. Although interest and dividend income increased by 10% to $3,410,000 (mainly as a result of larger balances available for investment), losses on marketable securities were realized in the amount of $473,000 as compared to a gain of $738,000 in 1993. A series of increases in interest rates by the Federal Reserve Board as well as expectations by financial markets of continued rising rates resulted in declines in the market value of portions of the Registrant's investment portfolio.

     Notwithstanding a slight increase in the Federal statutory income tax rate for fiscal 1994, the overall effective income tax rate declined to 32.7% as against 33.4% last year. An increase in tax-exempt interest income accounted for the decline.

     As a result of these aforementioned factors, net income declined by 11.2%, to $15,093,000 from $17,006,000 in 1993. Earnings per share, which are based upon the average number of shares outstanding during the year, were $2.44 in 1994 as compared to $2.75 in 1993. There was no stock option related dilution in either year.

     Fourth Quarter 1994 as Compared to Fourth Quarter 1993

     As noted above, sales for the 14 week 1994 fourth quarter increased by 11.2% to $51,841,000 from $46,610,000 a year ago. The increase was entirely represented by additional units shipped in the period as customer demand improved in most segments of the Registrant's business.

     Although gross profit as a percentage of sales declined from 21.5% in the 1993 comparative quarter to 20.8% (as a result of a less favorable product mix), gross profit in dollars increased by $767,000, or 7.7%, as a result of higher sales volume.

     Net income for the quarter was $4,856,000, or $ .79 per share, as compared to $4,729,000, or $ .76 per share last year.


     1993 Compared to 1992

     Net sales for the fiscal year ended November 27, 1993 were $189,586,000 as compared to $189,288,000 in 1992. Improved customer bookings and shipments during the last three months of the year more than offset the cumulative nine months sales decline that existed through August 1993. Less units were shipped in the 1993 fiscal year but a better product mix and higher average unit prices resulted in approximately equivalent sales volume in both periods. Customer bookings into the new fiscal 1994 first quarter continue to reflect a strong comparative sales trend.

     Profit margins were 20.4% in 1993 as against 20.6% in the prior period. In 1992, gross profit was benefited by a reduction in LIFO inventory reserves of $894,000 as compared to a reduction of $52,000 in the current year. Higher comparative volume in the Lace, Recreation and Fab Craft Divisions were accompanied by strong profit margins. This helped offset lower profit margins in other areas of the Registrant's product lines during the first nine months of the fiscal year.

     Selling, general and administrative expenses remained relatively constant, in both years as a percentage of sales, as well as in total dollar expenditures. Higher sales related salaries and commissions and an increase in the provision for bad debts were offset by reductions in administrative salaries and expenses.

     Other income rose by 15.6%, or $503,000 in 1993. Interest and dividend income increased by $246,000 as larger balances available for investment more than offset lower rates of return. In addition, gains on marketable securities rose to $738,000 as compared to $494,000 as the Registrant's investment portfolio benefited by a general interest rate decline during the year.

     Despite an increase in statutory Federal income tax rates in 1993, the overall effective tax rate for 1993 declined to 33.4% versus 34.4% last year. Lower effective state income tax rates as well as increased tax-advantaged investment income accounted for most of the decline.

     As a result of these aforementioned factors, net income rose slightly to $17,006,000, or 9.0% of sales, as compared to $16,917,000, or 8.8%.

     In 1992, the computation of earnings-per-share was affected by a stock option related dilution of 238,246 shares which was equivalent to $.10 for that year. Earnings per share for the year after such dilution was $2.65 as compared to $2.75 in 1993 when such stock option related dilution was not significant.


LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's principal source of funds continues to be cash flow generated from operations (primarily net income). Cash provided by operating activities in 1994 was $18,587,000 as compared to $18,485,000 and $27,358,000 in the two prior years. Cash, short term investments, investments available-for-sale and investments held-to-maturity amounted to $63,801,000 as at December 3, 1994, compared to $62,688,000 at the end of last year.

     Capital expenditures for the current year increased 49% to $7,365,000 against $4,942,000 in 1993. The Registrant purchased additional dyeing and finishing equipment for its two finishing plants, computerized control systems for dyeing and design and high speed knitting equipment in order to service expanded marketing activities.

     During the year, the Registrant repurchased 221,843 shares of its Common Stock at an average price of $31.66 per share, for a total outlay of $7,023,000, of which $3,798,000 was paid subsequent to year-end. Subsequent to year-end, the Registrant repurchased an additional 26,671 shares at an average price of $31.30 per share. The Registrant intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

     During the year, the Registrant commenced the payment of dividends on a quarterly basis. Total dividends paid amounted to $ .64 for the year.

     Stockholders equity rose to $129,533,000, or $21.52 book value per share, from $124,326,000, or $19.98 per share, at the previous year-end.

     Management believes that the current financial position of the Registrant is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions for textile- related businesses if criteria relating to indebtedness, market expansion and existing management are met.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement 115 in May 1993, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). Statement 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as either held-to-maturity, trading or available-for-sale. Statement 115 was adopted by the Registrant in the fourth quarter of the fiscal year ended December 3, 1994. Adoption of Statement 115 did not have a material effect on the Registrant's financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 and S-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        See Part I, Item 4. "Executive Officers of the Registrant." Other information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 3, 1995 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").


ITEM 11.     EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 3, 1995 pursuant to Regulation 14A.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 3, 1995 pursuant to Regulation 14A.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 3, 1995 pursuant to Regulation 14A.

                                    PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) Financial Statements: See the Index to Consolidated Financial Statements at page F-2.

         (2) Financial   Statement Schedules:  See the Index to Financial
             Statements Schedules at page S-2.

         (3) Exhibits.



         Exhibit                                 Description of Exhibit
         -------                                 ----------------------
             3.1         -   Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
                             for the fiscal year ended November 27, 1993 (the "1993 10-K").

             3.2         -   Amended and Restated By-laws, incorporated by reference to
                             Exhibit 3.2 to the 1993 10-K.

            *3.3         -   Certificate of Amendment of Restated Certificate of
                             Incorporation.

             4.1         -   Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4-A to Registration Statement No. 2-30163, filed on
                             November 4, 1968.

             4.2         -   Rights Agreement dated as of June 6, 1990 between the Registrant and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as
                             Exhibit B the Summary of Rights to purchase Common Stock,
                             incorporated by reference to Exhibit 4.2 to the 1993 10-K.

             4.3         -   Amendment to the Rights Agreement between the Registrant and
                             Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

            10.1         -   1987 Stock Option Plan of the Registrant, incorporated by
                             reference to Exhibit 10.1 to the 1993 10-K.

             10.2           -   Employment Agreement dated as of March 1, 1993, between the
                                Registrant and Samson Bitensky, incorporated by reference to
                                Exhibit 10.2 to the 1993 10 -K.

             10.3           -   Fab Industries, Inc. Hourly Employees Retirement Plan (the
                                "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

             10.4           -   Amendment to the Retirement Plan effective December 11, 1978, incorporated by reference to Exhibit 10.4 to the 1993 10-K.

             10.5           -   Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

             10.6           -   Amendment to the Retirement Plan dated  November 21, 1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

             10.7           -   Amendment to the Retirement Plan dated August 29, 1986,
                                incorporated by reference to Exhibit 10.7 to the 1993 10-K.

             10.8           -   Amendment to the Retirement Plan effective as of December 1,
                                1989, incorporated by reference to Exhibit 10.8 to the 1993 10-
                                K.

             10.9           -   Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit
                                Sharing Plan"), incorporated by reference to Exhibit 10.9 to the
                                1993 10-K.

            10.10           -   Amendment to the Profit Sharing Plan effective December 1, 1978, incorporated by reference to Exhibit 10.10 to the 1993 10-K.

            10.11           -   Amendment dated December 1, 1985 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.

            10.12           -   Amendment dated February 5, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

            10.13           -   Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

            10.14           -   Amendment dated June 30, 1989 to the Profit Sharing Plan,
                                incorporated by reference to Exhibit 10.14 to the 1993 10-K.

            10.15           -   Amendment dated February 1, 1991 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

            10.16           -   Lease dated as of December 8, 1988 between Glockhurst
                                Corporation, N.V. and the Registrant, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

            10.17           -   Lease Modification Agreement dated April 2, 1991 between
                                Glockhurst Corporation, N.V. and the Registrant, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

            10.18           -   Lease dated as of March 1, 1979 between City of Amsterdam
                                Industrial Development Agency and Gem Urethane Corp.,
                                incorporated by reference to Exhibit 10.18 to the 1993 10-K.

            10.19           -   Lease dated as of January 1, 1977 between City of Amsterdam
                                Industrial Development Agency and Lamatronics Industries, Inc.,
                                incorporated by reference to Exhibit 10.19 to the 1993 10-K.

            10.20           -   Form of indemnification agreement between the Registrant and its officers and directors, incorporated by reference to Exhibit
                                10.20 to the 1993 10-K.

            10.21           -   Restricted Share Agreement dated October 1, 1991 between the
                                Registrant and Steven Myers, incorporated by reference to
                                Exhibit 10.21 to the 1993 10-K.

            10.22           -   Restricted Share Agreement dated October 1, 1991 between the
                                Registrant and Howard Soren, incorporated by reference to
                                Exhibit 10.22 to the 1993 10-K.

            10.23           -   Restricted Share Agreement dated October 1, 1991 between the
                                Registrant and Stanley August, incorporated by reference to
                                Exhibit 10.23 to the 1993 10-K.

            10.24           -   Registrant's Employee Stock Ownership Plan effective as of Nov.
                                25, 1991, incorporated by reference to Exhibit 10.24 to the 1993
                                10-K.

            10.25           -   Registrant's Non-Qualified Executive Retirement Plan dated as of
                                November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

              *21           -   Subsidiaries of the Registrant.

              *23           -   Consent of BDO/Seidman.

             **27           -   Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR version only.

__________________________

*   Filed herewith
**  Filed with EDGAR version only

       (b) Reports on Form 8-K: None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           FAB INDUSTRIES, INC.
                           (Registrant)


                           By: /s/         Samson Bitensky
                               ------------------------------------------
                                           Samson Bitensky
                           Chairman of the Board, Chief Executive Officer
                                            and President

                                            March 2, 1995
                                            -------------
                                                 Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                     DATE                        CAPACITY IN WHICH SIGNED
              ---------                     ----                        ------------------------
/s/     Samson Bitensky                March 2, 1995            Chairman of the Board, Chief Executive
- ---------------------------------                                 Officer, President and Director (Principal
        Samson Bitensky                                           Executive Officer)


/s/     Howard Soren                   March 2, 1995            Vice President - Finance, Treasurer and
- ---------------------------------                                 Principal Financial Officer
        Howard Soren

/s/     David A. Miller                March 2, 1995            Controller and Chief Accounting Officer
- ---------------------------------
        David A. Miller

/s/     Sherman S. Lawrence            March 2, 1995            Secretary and Director
- ---------------------------------
        Sherman S. Lawrence

                                                                Director
- ---------------------------------
        Lawrence Bober

/s/     Donald D. Shack                March 2, 1995            Director
- ---------------------------------
        Donald D. Shack

/s/     Louis Feil                     March 2, 1995            Director
- ---------------------------------
        Louis Feil

/s/     Oscar Kunreuther               March 2, 1995            Director
- ---------------------------------
        Oscar Kunreuther

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES




- -------------------------------------------------------------------------------

                                                         CONSOLIDATED FINANCIAL
                                                    STATEMENTS FORM 10-K ITEM 8
                                                  YEARS ENDED DECEMBER 3, 1994,
                                        NOVEMBER 27, 1993 AND NOVEMBER 28, 1992

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                                       CONTENTS

- -------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                     F-4 - F-5
   Statements of income                                                     F-6
   Statements of stockholders' equity                                 F-7 - F-9
   Statements of cash flows                                                F-10

SUMMARY OF ACCOUNTING POLICIES                                      F-11 - F-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-14 - F-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Fab Industries, Inc.
New York, New York


We have audited the consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of December 3, 1994 and November 27, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 3, 1994. We have also audited the schedule listed in the index on page S-2. These consolidated financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of December 3, 1994 and November 27, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 1994 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



BDO SEIDMAN


New York, New York
February 7, 1995

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------

                                                                    DECEMBER 3,       November 27,
                                                                           1994               1993
- --------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Note 1)                              $11,143,000        $10,348,000

   Investment securities (Note 2)                                            -         52,340,000
   Investment securities available-for-sale (Note 2)                 6,181,000                  -
   Investment securities held-to-maturity (Note 2)                  12,604,000                  -
   Accounts receivable, net of allowance of $950,000 and
     $1,600,000 for doubtful accounts (Note 13)                     32,590,000         35,683,000
   Inventories (Note 3)                                             29,994,000         24,322,000

   Deferred income taxes (Note 9)                                      274,000            483,000
   Other current assets                                              2,355,000          2,318,000
- -------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                        95,141,000        125,494,000
INVESTMENT SECURITIES HELD-TO-MATURITY, DUE AFTER ONE YEAR
  (NOTE 2)                                                          33,873,000                  -
PROPERTY, PLANT AND EQUIPMENT - net (Note 4)                        31,932,000         29,993,000
OTHER ASSETS                                                         2,187,000          2,012,000
- -------------------------------------------------------------------------------------------------
                                                                  $163,133,000       $157,499,000
=================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------

                                                                                 DECEMBER 3,        November 27,
                                                                                        1994                1993
- ----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                                               $14,289,000         $13,512,000
  Corporate income and other taxes                                                 2,014,000           2,830,000
  Payable to broker (purchase of treasury stock)                                   3,798,000                   -
  Accrued payroll and related expenses                                             4,787,000           5,321,000
  Dividends payable                                                                  963,000           3,983,000
  Other current liabilities                                                          412,000             512,000
- ----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                              26,263,000          26,158,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES
  (NOTE 5)                                                                           731,000             779,000
OTHER NONCURRENT LIABILITIES                                                       1,469,000           1,078,000
DEFERRED INCOME TAXES (NOTE 9)                                                     5,137,000           5,158,000
- ----------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                      33,600,000          33,173,000
- ----------------------------------------------------------------------------------------------------------------
COMMITMENTS (NOTES 8 AND 10)
- ----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 2, 6, 7, 8, 9 AND 10):
  Preferred stock, $1 par value - shares authorized 2,000,000;
    none issued                                                                            -                   -
  Common stock, $.20 par value - shares authorized 15,000,000;
    issued 6,493,494 and 6,477,694                                                 1,298,000           1,295,000
  Additional paid-in capital                                                       5,214,000           4,931,000
  Retained earnings                                                              147,154,000         135,994,000
- ----------------------------------------------------------------------------------------------------------------
                                                                                 153,666,000         142,220,000
Less:
  Loan to employee stock ownership plan                                           (9,487,000)        (10,277,000)
  Net unrealized holding loss on investment securities available-
    for-sale, net of taxes of $214,000                                              (314,000)                  -

  Unearned restricted stock compensation                                            (552,000)           (832,000)
  Cost of common stock held in treasury - 474,704 and 253,861
    shares                                                                       (13,780,000)         (6,785,000)
- ----------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                            129,533,000         124,326,000
- ----------------------------------------------------------------------------------------------------------------
                                                                                $163,133,000        $157,499,000
================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME

- -------------------------------------------------------------------------------

                                                               DECEMBER 3,        November 27,       November 28,
Year ended                                                            1994                1993               1992
- -----------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 13)                                           $189,753,000        $189,586,000       $189,288,000
COST OF GOODS SOLD                                             152,372,000         150,906,000        150,343,000
- -----------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                            37,381,000          38,680,000         38,945,000

SELLING, SHIPPING AND ADMINISTRATIVE EXPENSES                   17,762,000          16,875,000         16,401,000
- -----------------------------------------------------------------------------------------------------------------
        OPERATING INCOME                                        19,619,000          21,805,000         22,544,000
- -----------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):

  Interest and dividend income (Note 12)                         3,410,000           3,099,000          2,853,000

  Interest expense                                                (128,000)           (111,000)          (124,000)

  Net gain (loss) on investment securities (Note 2)               (473,000)            738,000            494,000
- -----------------------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME                                       2,809,000           3,726,000          3,223,000
- -----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                             22,428,000          25,531,000         25,767,000

TAXES ON INCOME  (NOTE 9)                                        7,335,000           8,525,000          8,850,000
- -----------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $15,093,000         $17,006,000        $16,917,000
=================================================================================================================
EARNINGS PER SHARE                                                   $2.44             $2.75              $2.65
=================================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
  STOCK OUTSTANDING (NOTE 7)                                     6,189,831           6,181,186          6,390,706
=================================================================================================================
CASH DIVIDENDS DECLARED PER SHARE (NOTE 11)                           $.64              $.64               $.50
=================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- -------------------------------------------------------------------------------

                                                    Common stock
                                             -------------------------
                                                                                                                  Loan to
                                                                                                                  employee
                                                                            Additional                             stock
                                             Number of                       paid-in           Retained          ownership
                                Total          shares         Amount         capital           earnings            plan
                           -------------     ---------      ----------      ----------      -------------      ------------
Balance, November 30,
  1991                     $109,450,000      6,217,494      $1,244,000       $970,000       $109,112,000      $          -
   Net income - fiscal
     1992                    16,917,000              -               -              -         16,917,000                 -

   Cash dividends, $.50
     per share               (3,058,000)             -               -              -         (3,058,000)                -
   Exercise of stock
     options                    195,000         13,900           2,000        193,000                  -                 -
   Purchase of treasury
     stock                   (3,577,000)             -               -              -                  -                 -

   Compensation under
     restricted stock
     plan (Note 6)              312,000              -               -              -                  -                 -

   Loan to Employee
     Stock Ownership
     Plan (ESOP)
     (Note 8)               (11,857,000)             -               -              -                  -       (11,857,000)

   Payment of loan from
     ESOP (Note 8)              790,000              -               -              -                  -           790,000
- ---------------------------------------------------------------------------------------------------------------------------
Balance, November 28,
  1992                     $109,172,000      6,231,394      $1,246,000     $1,163,000       $122,971,000      $(11,067,000)
===========================================================================================================================

                                                      Treasury stock
                                               ---------------------------
                             Unearned
                            restricted
                               stock           Number of
                           compensation         shares            Cost
                           -------------       ---------      ------------
Balance, November 30,
  1991                     $(1,456,000)        (33,682)      $  (420,000)
   Net income - fiscal
     1992                            -               -                 -

   Cash dividends, $.50
     per share                       -               -                 -
   Exercise of stock
     options                         -               -                 -
   Purchase of treasury
     stock                           -        (136,010)       (3,577,000)

   Compensation under
     restricted stock
     plan (Note 6)             312,000               -                 -

   Loan to Employee
     Stock Ownership
     Plan (ESOP)
     (Note 8)                        -               -                 -

   Payment of loan from
     ESOP (Note 8)                   -               -                 -
- --------------------------------------------------------------------------
Balance, November 28,
  1992                      $(1,144,000)       (169,692)      $(3,997,000)
==========================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- -------------------------------------------------------------------------------

                                                    Common stock
                                             -------------------------
                                                                                                                  Loan to
                                                                                                                  employee
                                                                            Additional                             stock
                                             Number of                       paid-in           Retained          ownership
                                Total          shares         Amount         capital           earnings            plan
                           -------------     ---------      ----------      ----------      -------------      -------------
Balance, November 28,
  1992                     $109,172,000      6,231,394      $1,246,000      $1,163,000      $122,971,000       $(11,067,000)
  Net income - fiscal
    1993                     17,006,000              -               -               -        17,006,000                  -

  Cash dividends, $.64
    per share                (3,983,000)             -               -               -        (3,983,000)                 -
  Exercise of stock
    options                   3,817,000        246,300          49,000       3,768,000                 -                  -
  Purchase of treasury
    stock                    (2,788,000)             -               -               -                 -                  -

  Compensation under
    restricted stock
    plan (Note 6)               312,000              -               -               -                 -                  -
  Payment of loan from
    ESOP (Note 8)               790,000              -               -               -                 -            790,000
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, November 27,
  1993                     $124,326,000      6,477,694      $1,295,000      $4,931,000      $135,994,000       $(10,277,000)
===================================================================================================================================

                                                      Treasury stock
                                               ---------------------------
                             Unearned
                            restricted
                               stock           Number of
                           compensation         shares           Cost
                           -------------       ---------     ------------
Balance, November 28,
  1992                     $(1,144,000)       (169,692)      $(3,997,000)
  Net income - fiscal
    1993                             -               -                 -

  Cash dividends, $.64
    per share                        -               -                 -
  Exercise of stock
    options                          -               -                 -
  Purchase of treasury
    stock                            -         (84,169)       (2,788,000)

  Compensation under
    restricted stock
    plan (Note 6)              312,000               -                 -
  Payment of loan from
    ESOP (Note 8)                    -               -                 -
- -------------------------------------------------------------------------
Balance, November 27,
  1993                       $(832,000)       (253,861)      $(6,785,000)
=========================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- -------------------------------------------------------------------------------

                                                    Common stock
                                             -------------------------
                                                                                                                  Loan to
                                                                                                                  employee
                                                                            Additional                             stock
                                             Number of                       paid-in           Retained          ownership
                                Total          shares         Amount         capital           earnings            plan
                           -------------     ---------      ----------      ----------      -------------      -------------
Balance, November 27,
  1993                     $124,326,000      6,477,694      $1,295,000      $4,931,000      $135,994,000       $(10,277,000)
  Net income - fiscal
    1994                     15,093,000              -               -               -        15,093,000                  -
  Cash dividends, $.64
    per share                (3,933,000)             -               -               -        (3,933,000)                 -
  Exercise of stock
    options                     279,000         15,800           3,000         276,000                 -                  -
  Purchase of treasury
    stock                    (7,023,000)             -               -               -                 -                  -
  Compensation under
    restricted stock
    plan (Note 6)               315,000              -               -               -                 -                  -
  Payment of loan from
    ESOP (Note 8)               790,000              -               -               -                 -            790,000
  Issuance of treasury
    stock under
    restricted stock
    plan                              -              -               -           7,000                 -                  -
  Net unrealized
    holding loss on
    investment
    securities
    available-for-
    sale, net of taxes         (314,000)             -               -               -                 -                  -
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 3,
  1994                     $129,533,000      6,493,494      $1,298,000      $5,214,000      $147,154,000       $ (9,487,000)
===============================================================================================================================

                                                                         Treasury stock
                                                                ------------------------------
                                 Net             Unearned
                             unrealized         restricted
                               holding            stock           Number of
                             gain (loss)       compensation        shares             Cost
                             -----------       ------------     ------------     -------------
Balance, November 27,
  1993                       $       -          $(832,000)       (253,861)       $ (6,785,000)
  Net income - fiscal
    1994                             -                  -               -                   -
  Cash dividends, $.64
    per share                        -                  -               -                   -
  Exercise of stock
    options                          -                  -               -                   -
  Purchase of treasury
    stock                            -                  -        (221,843)         (7,023,000)
  Compensation under
    restricted stock
    plan (Note 6)                    -            315,000               -                   -
  Payment of loan from
    ESOP (Note 8)                    -                  -               -                   -
  Issuance of treasury
    stock under
    restricted stock
    plan                             -            (35,000)          1,000              28,000
  Net unrealized
    holding loss on
    investment
    securities
    available-for-
    sale, net of taxes        (314,000)                 -               -                   -
- ----------------------------------------------------------------------------------------------
Balance, December 3,
  1994                       $(314,000)         $(552,000)        474,704        $(13,780,000)
==============================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           FAB INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (NOTE 11)

- -------------------------------------------------------------------------------

                                                                         DECEMBER 3,         November 27,            November 28,
Year ended                                                                      1994                 1993                    1992
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $15,093,000         $ 17,006,000            $ 16,917,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:

      Provision for doubtful accounts                                        300,000              600,000                 400,000
      Depreciation and amortization                                        5,425,000            5,366,000               5,089,000
      Deferred income taxes                                                  402,000             (696,000)                187,000
      Compensation under restricted stock plan                               315,000              312,000                 312,000
      Net (gain) loss on investment securities                               473,000             (738,000)               (494,000)

      Decrease (increase) in:
        Accounts receivable                                                2,793,000           (5,928,000)              5,790,000
        Inventories                                                       (5,672,000)             128,000                 778,000
        Other current assets                                                 (37,000)            (624,000)               (182,000)
        Other assets                                                        (175,000)            (547,000)               (407,000)
      Increase (decrease) in:

        Accounts payable                                                     777,000            2,330,000                 861,000
        Accruals and other liabilities                                    (1,107,000)           1,276,000              (1,893,000)
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 18,587,000           18,485,000              27,358,000
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              (7,365,000)          (4,942,000)             (6,631,000)

  Proceeds from sales of investment securities                             7,110,000            4,760,000              11,097,000
  Acquisition of investment securities                                    (8,429,000)         (26,057,000)            (10,708,000)
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (8,683,000)         (26,239,000)             (6,242,000)
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                              (3,225,000)          (2,788,000)             (3,577,000)

  Loan to employee stock ownership plan                                            -                    -             (11,857,000)
  Principal repayment on loan to employee stock
    ownership plan                                                           790,000              790,000                 790,000
  Dividends                                                               (6,953,000)          (3,983,000)             (3,058,000)
  Exercise of stock options                                                  279,000            3,817,000                 195,000
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (9,109,000)          (2,164,000)            (17,507,000)
- ---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             795,000           (9,918,000)              3,609,000
CASH AND CASH EQUIVALENTS, beginning of year                              10,348,000           20,266,000              16,657,000
- ---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                   $11,143,000         $ 10,348,000            $ 20,266,000
=================================================================================================================================

                                See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------

BUSINESS

Fab Industries, Inc. (the "Company") is a major manufacturer of knitted textile fabrics, laces and finished home products as well as polyurethane coated fabrics. Sales of textile products comprised substantially all of the Company's sales in 1994, 1993 and 1992, and such sales were primarily made to United States customers. Accordingly, the Company considers itself to be operating in a single segment business.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to November 30.
Fiscal 1994 had fifty-three weeks, and fiscal 1993 and 1992 had fifty-two weeks.

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and determines that, with respect to investment securities, each custodian maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells (see Note 13). The Company reviews a customer's credit history before extending credit. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------

INVESTMENTS

Effective as of the fourth quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as either held-to-maturity, trading, or available-for-sale. The Company currently does not have trading securities. Investment securities classified as held-to-maturity are those securities which the Company has the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount. Premium is amortized and discount is accreted on the straight-line basis, which approximates the level-yield method over the maturity period of the related securities. Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses, net of any tax effect, recorded as a separate component of stockholders' equity.

Gains and losses on sales of investment securities are computed using the specific identification method.

The cumulative effect of adopting SFAS 115 was not material.

INVENTORIES

Inventories are valued at the lower of cost or market. For a majority of the inventories, cost is determined by the last-in, first-out (LIFO) method with the balance being determined by the first-in, first-out (FIFO) method, which approximates replacement cost (see Note 3).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed using principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks (see
Note 4).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expenses in the year incurred and amounted to $4,347,000, $3,824,000 and $3,659,000 in 1994, 1993 and 1992,
respectively.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                                  SUMMARY OF ACCOUNTING POLICIES

- --------------------------------------------------------------------------------

TAXES ON INCOME

The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109),"Accounting for Income Taxes". Provision is made for deferred income taxes which result from various temporary differences, mainly relating to the use of accelerated depreciation for tax purposes (see Note 9).

EARNINGS PER SHARE

Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

REVENUE
RECOGNITION

The Company recognizes substantially all of its revenues upon shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

RECLASSIFICATION

Certain 1993 and 1992 balances were reclassified to conform with the 1994 presentation.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

1.  CASH AND CASH
    EQUIVALENTS


Cash and cash equivalents consist of the following (in thousands):

                                                                1994           1993

- ---------------------------------------------------------------------------------------
Cash                                                           $ 1,490        $ 1,951
U.S. Treasury obligations                                            -            397
Tax-free short-term debt instruments                             9,653          8,000
- ---------------------------------------------------------------------------------------
                                                               $11,143        $10,348
=======================================================================================

2.  INVESTMENT SECURITIES

At November 27, 1993, which was prior to the adoption of SFAS 115, investment securities were carried at the lower of cost or market, as follows (in thousands):

                                                                        LOWER OF COST
                                  COST                  MARKET            OR MARKET
- --------------------------------------------------------------------------------------
Equities                        $11,270                $11,173              $11,173
U.S. Treasury
obligations                         232                    234                  232
Tax-exempt
obligations                      32,791                 33,244               32,791
Corporate Bonds                   8,144                  8,221                8,144
- --------------------------------------------------------------------------------------
                                $52,437                $52,872              $52,340
======================================================================================

At December 3, 1994, investment securities available-for-sale consists of the following:

                                               NET UNREALIZED
                               COST             HOLDING LOSS            FAIR VALUE
- ----------------------------------------------------------------------------------
Equities                     $6,709,000           $528,000              $6,181,000
==================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
At December 3, 1994, the carrying value and estimated fair values of investment securities held-to-maturity are as follows:

                                                      GROSS            GROSS
                                   AMORTIZED        UNREALIZED       UNREALIZED
                                     COST              GAIN             LOSS      FAIR VALUE
- --------------------------------------------------------------------------------------------
U.S. GOVERNMENT
SECURITIES                          $    69             $ -           $ -            $    69
CORPORATE BONDS                       5,800               8            (346)           5,462
TAX EXEMPT OBLIGATIONS               40,608              18            (617)          40,009
- --------------------------------------------------------------------------------------------
                                    $46,477             $26           $(963)         $45,540
============================================================================================

The carrying values and approximate fair values of investment securities held-to-maturity, at December 3, 1994, by contractual maturity are as shown below:

                                                            AMORTIZED
                                                               COST         FAIR VALUE
- --------------------------------------------------------------------------------------
DUE IN ONE YEAR OR LESS                                       $12,604          $12,596
DUE AFTER ONE YEAR THROUGH FIVE YEARS                          26,485           25,998
DUE AFTER FIVE YEARS THROUGH TEN YEARS                          7,388            6,946
- --------------------------------------------------------------------------------------
                                                              $46,477          $45,540
======================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

Gross realized gains and gross realized losses in 1994 on sales of investment securities were:

GROSS REALIZED GAINS                                            $   640
GROSS REALIZED LOSSES                                            (1,113)
- -----------------------------------------------------------------------
NET REALIZED LOSS                                               $  (473)
=======================================================================

3.  INVENTORIES

Inventories consist of the following (in thousands, except for percentages):

                                                      1994        1993            1992
- ---------------------------------------------------------------------------------------
Raw materials                                       $12,817     $ 7,601         $ 8,389
Work-in process                                       7,908       8,965           7,668
Finished goods                                        9,269       7,756           8,393
- ---------------------------------------------------------------------------------------
                                                    $29,994     $24,322         $24,450
=======================================================================================

Approximate percentage of
   inventories valued under LIFO
   method                                                66%         63%             60%
=======================================================================================
Excess of FIFO valuation over                       $ 7,010     $ 6,912         $ 6,964
LIFO valuation
=======================================================================================

                                                                            F-16

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                               1994            1993
- -------------------------------------------------------------------------------------
Owned by the Company:

   Land and improvements                                      $   673         $   647
   Buildings and improvements                                  12,362          12,105
   Machinery and equipment                                     81,561          74,512
   Trucks and automobiles                                       1,498           1,498
   Office equipment                                               656             624
   Leasehold improvements                                         808             808
- -------------------------------------------------------------------------------------
                                                               97,558          90,194
Property under capital leases:

   Land                                                            18              18
   Buildings and improvements                                   1,432           1,432
- -------------------------------------------------------------------------------------
                                                               99,008          91,644
Less: Accumulated depreciation and
amortization                                                   67,076          61,651
- -------------------------------------------------------------------------------------
                                                              $31,932         $29,993
=====================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

5.  OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following (in thousands):

                                                                1994            1993
- -------------------------------------------------------------------------------------
Obligations under capital leases through 2006
   payable in monthly installments of $11
   including interest at 10% per annum                          $ 759           $ 807

Less:   Current maturities (included with other
           current liabilities)                                    28              28
- -------------------------------------------------------------------------------------
                                                                $ 731           $ 779
=====================================================================================

Aggregate installments on obligations under capital leases maturing after one year are as follows:

           Fiscal year ending                               (In thousands)
- --------------------------------------------------------------------------
                  1996                                                $ 55
                  1997                                                  61
                  1998                                                  67
                  1999                                                  73
                  2000                                                  79
               Thereafter                                              396
- --------------------------------------------------------------------------
                                                                      $731
==========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

6.  STOCK COMPENSATION PLANS

STOCK OPTION PLAN


Under the Company's 1987 stock option plan, the Company may grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

During fiscal 1994, options covering 10,000 shares were granted; no options were granted in fiscal 1993 or 1992. During fiscal 1994, 1993 and 1992 options covering 15,800, 246,300 and 13,900 shares, respectively, were exercised and during the same period options for 13,400, 1,700 and 4,800 shares were cancelled.

As of the end of fiscal 1994 and 1993, respectively, the Company had outstanding incentive stock options for the purchase of 187,400 and 206,600 shares; 167,000 and 163,600 shares were still available for future grants. The exercise prices range from $15.44 to $33.88 per share, expiring at various dates from 1995 to 2003.

RESTRICTED STOCK PLAN

During 1991, the Company approved a restricted stock plan which awarded 60,000 shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares will be held by the Company and will vest over the same five-year period.

The shares were recorded at their quoted market value at the date of grant of $26 per share, or $1,560,000. The compensation element related to the awarding of such shares is recognized ratably over the five-year restriction period.

During 1994, an additional 1,000 shares were awarded to a key employee, under terms similar to those described above.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

Compensation expense related to the above restricted shares for fiscal 1994, 1993 and 1992 was $315,000, $312,000 and $312,000, respectively.

7.  STOCKHOLDER RIGHTS PLAN

During 1990, the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan"). The Rights Plan was subsequently amended in May 1991, following a 2 for 1 stock split. In connection with the Rights Plan, as amended, the Company declared a dividend of one-half share purchase right (a "Right") on each of its common shares. Each Right entitles the holders to buy from the Company one-half of a common share for every share owned at an exercise price of $60 per share. The Rights have a term of ten years and can only become exercisable upon Board of Directors' approval if a person or group acquires 20% of more of the Company's common shares, or announces that it intends to commence a tender offer which would result in the ownership of 30% or more of the common shares as defined in the Rights Plan. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates. The Company is entitled to redeem the Rights at $.01 per Right at any time prior to the Rights' becoming exercisable. Upon an acquisition or similar transaction, the Rights will become exercisable at a 50% discount for Common Shares of an acquiring person. The Rights attach to all of the Company's common shares outstanding as of June 6, 1990, or subsequently issued, and expire on June 6, 2000.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

8.  BENEFIT PLANS

PROFIT SHARING PLANS

A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for 1994, 1993 and 1992 were $538,000, $633,000 and $591,000, respectively.

The Company established in 1990 a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees qualified profit sharing plan. Contributions for 1994, 1993 and 1992 were $156,000, $189,000 and $192,000, respectively.

PENSION PLAN

The Company's defined benefit plan covers all eligible hourly production employees. The benefits are based on years of service. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The net periodic pension cost of the defined benefit plan for 1994, 1993 and 1992 is as follows (in thousands):


                                                 1994            1993               1992
- ----------------------------------------------------------------------------------------
Service cost                                    $ 182           $ 152              $ 144
Interest cost on projected benefit
   obligation                                     148             136                135
Actual return on plan assets                      213            (200)              (509)
Net amortization and deferral                    (525)            (58)               311
- ----------------------------------------------------------------------------------------
   Net periodic pension cost                    $  18           $  30              $  81
========================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
The following table presents a reconciliation of the funded status of the Plan for 1994 and 1993 (in thousands):

                                                               1994            1993
- ------------------------------------------------------------------------------------
Accumulated benefit obligations including
   vested benefits of ($1,533) and ($1,915)                 $(1,826)         $(2,233)
====================================================================================

Projected benefit obligation for service
   rendered to date                                          (1,826)          (2,233)

Plans assets at fair value, primarily listed
   stocks                                                     2,702            3,180
- ------------------------------------------------------------------------------------
Projected plan assets in excess of benefit
   obligation                                                   876              947

Unrecognized net gain from past
   experience different from that assumed
   and effects of changes in assumptions                       (799)            (824)

Unrecognized net asset at transition being
   recognized over 11 years                                    (112)            (140)
- ------------------------------------------------------------------------------------
Accrued pension costs included in other                     $   (35)         $   (17)
   current liabilities
====================================================================================

The average discount rate and the expected rate of return on assets for both fiscal 1994 and fiscal 1993 were 7.0% and 8.0%, respectively.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
EMPLOYEE STOCK OWNERSHIP PLAN

On November 25, 1991, the Company established an Employee Stock Ownership Plan
(ESOP) which covers all full time employees who have completed one year of service. On December 18, 1991, the ESOP purchased 340,000 shares of common stock from the Chairman of the Board/President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement dated December 18, 1991 for $11,857,000. The loan is payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

Annual principal installments of $790,000 plus interest at prime were paid by the ESOP to the Company on August 2, 1994, August 2, 1993 and August 3, 1992. The balance on the ESOP indebtedness of $9,487,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheet.

ESOP contributions are recorded for financial reporting purposes as the ESOP shares become allocable to the Plan participants. All ESOP shares are considered outstanding in the determination of earnings per share.

The portion of the common stock dividends declared relating to ESOP shares totaled $216,000, $217,000 and $170,000 for fiscal 1994, 1993 and 1992, respectively. Of these amounts, $50,000, $33,000 and $12,000 for 1994, 1993 and 1992, respectively, related to allocated shares and $166,000, $184,000 and $158,000 for 1994, 1993 and 1992, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

The net charge to earnings is as follows (in thousands):

                                                1994            1993            1992
- -------------------------------------------------------------------------------------
Contribution to ESOP                           $1,332          $1,252          $1,332
Less: Interest income on loan
   to ESOP                                        708             646             700
- -------------------------------------------------------------------------------------
Net charge to earnings                         $  624          $  606          $  632
=====================================================================================

The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

9.  INCOME TAXES

Provisions for Federal, state and local income taxes consist of the following components (in thousands):

                                                    1994            1993            1992
- -----------------------------------------------------------------------------------------
Current:
   Federal                                        $6,104          $8,279           $7,419
   State and local                                   829           1,037            1,244
- -----------------------------------------------------------------------------------------
                                                   6,933           9,316            8,663
Deferred:

   Federal and state                                 402            (791)             187
- -----------------------------------------------------------------------------------------
                                                  $7,335          $8,525           $8,850
=========================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
The net deferred tax liability at December 3, 1994 and November 27, 1993 consist of the following (in thousands):

                                                               1994           1993
- ------------------------------------------------------------------------------------
LONG-TERM PORTION:

Gross deferred tax liability (asset) for:

   Excess depreciation for tax purposes                       $5,728          $5,909
   Future tax deductions for employee
      benefit plans                                             (596)           (780)
   Other                                                           5              29
- ------------------------------------------------------------------------------------
      Net long-term liability                                 $5,137          $5,158
- ------------------------------------------------------------------------------------
CURRENT PORTION:

Gross deferred tax liability (asset) for:

   Allowance for doubtful accounts                              (175)           (483)
   Net unrealized holding loss on investment
      securities available-for-sale, credited to
      stockholders' equity                                      (214)              -
   Other                                                         115               -
- ------------------------------------------------------------------------------------
      Net current asset                                         (274)           (483)
- ------------------------------------------------------------------------------------
      Net deferred tax liability                              $4,863          $4,675
====================================================================================

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The difference between the Company's effective tax rate and Federal statutory tax rate arises from the following:

                                                    1994            1993            1992
                                            --------------------------------------------
                                                         (% of pretax income)

Federal tax expense at statutory
rate                                               35.0%           34.9%           34.0%
State and local income taxes, net
   of Federal benefit                               2.7             2.6             3.2
Tax-free interest income and
   dividends received deduction                    (3.3)           (2.6)           (1.8)
Other                                              (1.7)           (1.5)           (1.1)
- ----------------------------------------------------------------------------------------
Effective tax rate                                 32.7%           33.4%           34.3%
========================================================================================


10.   COMMITMENTS

a) Stock Repurchase

In March 1993, the Company entered into a five year agreement with the Chairman of the Board of Directors and President ("Chairman"). The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary.

b) Lease

The Company leases its New York City offices and showrooms until 2001, at minimum annual rentals of $487,000 until April 1996 and $520,000 thereafter until April 2001 plus escalation and other costs. The Company has the option to cancel the lease effective April 1996.

Rental expense for operating leases in 1994, 1993 and 1992 aggregated $662,000, $644,000 and $665,000, respectively.

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.   STATEMENT OF CASH FLOWS

Cash outlays for corporate income taxes and interest are as follows (in thousands):

                               Corporate
                               Income taxes            Interest
- ---------------------------------------------------------------
1994                              $7,865                   $128
1993                               8,346                    111
1992                               9,118                    124


Non-cash investing and financing activities:

In 1994, a net unrealized holding loss of $528,000, less related income taxes of $214,000, on investment securities available-for-sale, was recorded as a reduction of stockholders' equity.

As of December 3, 1994, treasury stock costing $3,798,000 had been purchased for which the broker was not paid until fiscal 1995.

Other:

As a result of a change in the dividend policy from annual to quarterly dividends, dividends paid were $6,953,000 for fiscal 1994 as compared to $3,983,000 for fiscal 1993.

12.   INTEREST AND DIVIDEND INCOME

Interest and dividend income for the past three years were as follows (in thousands):

                           Interest             Dividend
                             income               income              Total
- ---------------------------------------------------------------------------
1994                          $3,112               $298              $3,410
1993                           2,848                251               3,099
1992                           2,577                276               2,853

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13.   MAJOR CUSTOMER

For each of the years ended December 3, 1994 and November 27, 1993, sales to a group of customers affiliated through common control accounted for approximately 10% of net sales. The receivables from this group of customers represented approximately 11% and 14% of the December 3, 1994 and November 27, 1993 accounts receivable balances, respectively. No single customer or group of customers affiliated through common control accounted for a significant amount of the Company's sales in 1992.



14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly earnings were as follows (in thousands except for earnings per share):

                       First           Second           Third          Fourth
                      Quarter          Quarter         Quarter         Quarter          Total
- ---------------------------------------------------------------------------------------------
FISCAL 1994:

   NET SALES          $40,584          $49,733         $47,595         $51,841       $189,753

   COST OF
     GOODS SOLD        32,909           40,078          38,328          41,057        152,372

   NET INCOME           2,624            3,772           3,841           4,856         15,093

   EARNINGS
     PER SHARE           $.42             $.61            $.62            $.79          $2.44


FISCAL 1993:

   NET SALES          $38,572          $52,434         $51,970         $46,610       $189,586

   COST OF
     GOODS SOLD        32,219           41,546          40,548          36,593        150,906

   NET INCOME           2,271            4,692           5,314           4,729         17,006

   EARNINGS PER
     SHARE               $.37             $.76            $.86            $.76          $2.75

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS SCHEDULE
FORM 10-K ITEM 14

YEAR ENDED DECEMBER 3, 1994

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

================================================================================

FINANCIAL STATEMENTS SCHEDULE
FORM 10-K ITEM 14
YEAR ENDED DECEMBER 3, 1994

FAB INDUSTRIES, INC.
AND SUBSIDIARIES

Contents

================================================================================

SCHEDULE:

   II.  Valuation and qualifying accounts                                    S-3

SCHEDULE II
FAB INDUSTRIES, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
================================================================================

Col A.                                          Col B.                         Col C                      Col D.           Col E.
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                             ---------------------------------------
                                                                       (1)                (2)
                                              Balance at        Charged to costs      Charged to                      Balance at end
Description                               beginning of year       and expenses      other accounts      Deductions         of year
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 3, 1994:
   Allowance for doubtful accounts                   $1,600              $300(i)                           $(950)(ii)         $  950
====================================================================================================================================

Year ended November 27, 1993:
   Allowance for doubtful accounts                   $1,400              $600(i)                           $(400)(ii)         $1,600
====================================================================================================================================

Year ended November 28, 1992:
   Allowance for doubtful accounts                   $1,200              $400(i)                           $(200)(ii)         $1,400
====================================================================================================================================


(i)  Current year's provision.

(ii) Accounts receivable written-off, net of recoveries.

                               INDEX TO EXHIBITS

Exhibit                      Description of Exhibit
- -------                      ----------------------
  3.1       - Restated Certificate of Incorporation, incorporated
              by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 27,
              1993 (the "1993 10-K").

  3.2       - Amended and Restated By-laws, incorporated by
              reference to Exhibit 3.2 to the 1993 10-K.

 *3.3       - Certificate of Amendment of Restated Certificate of
              Incorporation.

  4.1       - Specimen of Common Stock Certificate, incorporated by
              reference to Exhibit 4-A to Registration Statement No. 2-
              30163, filed on November 4, 1968.

  4.2       - Rights Agreement dated as of June 6, 1990 between the
              Registrant and Manufacturers Hanover Trust Company, as
              Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to purchase Common Stock, incorporated by reference to
              Exhibit 4.2 to the 1993 10-K.

  4.3       - Amendment to the Rights Agreement between the
              Registrant and Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to
              Exhibit 4.3 to the 1993 10-K.

 10.1       - 1987 Stock Option Plan of the Registrant, incorporated
              by reference to Exhibit 10.1 to the 1993 10-K.

 10.2       - Employment Agreement dated as of March 1, 1993,
              between the Registrant and Samson Bitensky, incorporated by reference to Exhibit 10.2 to the 1993
              10 -K.

 10.3       - Fab Industries, Inc. Hourly Employees Retirement Plan
              (the "Retirement Plan"), incorporated by reference to
              Exhibit 10.3 to the 1993 10-K.

 10.4       - Amendment to the Retirement Plan effective December
              11, 1978, incorporated by reference to Exhibit 10.4 to the 1993 10-K.

Exhibit                      Description of Exhibit                         Page
- -------                      ----------------------                         ----
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

10.11       - Amendment dated December 1, 1985 to the Profit
              Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.


10.12       - Amendment dated February 5, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

10.13       - Amendment dated December 24, 1987 to the Profit
              Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.


10.14       - Amendment dated June 30, 1989 to the Profit Sharing
              Plan, incorporated by reference to Exhibit 10.14 to the 1993 10-K.


10.15       - Amendment dated February 1, 1991 to the Profit Sharing
              Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

Exhibit                      Description of Exhibit                         Page
- -------                      ----------------------                         ----
10.16       - Lease dated as of December 8, 1988 between Glockhurst
              Corporation, N.V. and the Registrant, incorporated by
              reference to Exhibit 10.16 to the 1993 10-K.

10.17       - Lease Modification Agreement dated April 2, 1991
              between Glockhurst Corporation, N.V. and the Registrant, incorporated by reference to Exhibit 10.17 to the 1993
              10-K.

10.18       - Lease dated as of March 1, 1979 between City of
              Amsterdam Industrial Development Agency and Gem
              Urethane Corp., incorporated by reference to Exhibit
              10.18 to the 1993 10-K.

10.19       - Lease dated as of January 1, 1977 between City of
              Amsterdam Industrial Development Agency and
              Lamatronics Industries, Inc., incorporated by reference to
              Exhibit 10.19 to the 1993 10-K.

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

10.24       - Registrant's Employee Stock Ownership Plan effective as
              of Nov. 25, 1991, incorporated by reference to Exhibit
              10.24 to the 1993 10-K.

10.25       - Registrant's Non-Qualified Executive Retirement Plan
              dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

  *21       - Subsidiaries of the Registrant.

Exhibit                      Description of Exhibit                         Page
- -------                      ----------------------                         ----

  *23       - Consent of BDO/Seidman.

 **27       - Financial Data Schedule pursuant to Article 5 of
              Regulation S-X filed with EDGAR version only.


- --------------------------

*    Filed herewith
**   Filed with EDGAR version only