Form 10-Q
period 1995-03-04
FAB INDUSTRIES INC
filed 1995-04-18
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                                FORM 10-Q


__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________March 4, 1995_____


Commission file number _________________1-5901_______________


_____________________Fab Industries, Inc.________________________

(Exact name of registrant as specified in its charter)


_____________Delaware__________            _____13-2581181_______
(State or other jurisdiction of            (I. R. S. Employer)
incorporation or organization)             Identification No.)


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
_______CLASS_____________    _Shares Outstanding at Apr 17, 1995_
Common stock, $.20 par value               6,020,191

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                    PAGE

     Item 1

          Consolidated Statements of Income
          13 Weeks ended Mar. 4, 1995 and February 26, 1994            3

          Consolidated Balance Sheets (Asset Section)
          Mar. 4, 1995 and December 3, 1994                            4

          Consolidated Balance Sheets (Liability Section)
          Mar. 4, 1995 and December 3, 1994                            5

          Consolidated Statements of Stockholders Equity
          13 Weeks ended Mar. 4, 1995                                  6

          Consolidated Statements of Cash Flows
          13 Weeks ended Mar. 4, 1995 and February 26, 1994            7

          Notes to Consolidated Financial Statements                   8

     Item 2.   Management's Discussion and Analysis
               and Financial Condition and
               Results of Operations                                  12


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                            16



                                  (2)

                               FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME



                                                        FOR THE 13 WKS. ENDED
                                                   ---------------------------
                                                   MARCH 4, 1995   FEB. 26, 1994
                                                   -----------------------------
                                                    (Unaudited)     (Unaudited)

Net sales                                           $41,433,000     $40,584,000
Cost of goods sold                                   35,324,000      32,909,000
                                                   -------------   -------------
Gross profit                                          6,109,000       7,675,000


Selling, general and administrative expenses          3,971,000       4,411,000
                                                   -------------   -------------
Operating income                                      2,138,000       3,264,000
                                                   -------------   -------------
Other income (expense):
  Interest and dividend income                          949,000         862,000
  Interest expense                                      (19,000)        (28,000)
  Net gain (loss) on investment securities              (45,000)          6,000

                                                   -------------   -------------
Total other income                                      885,000         840,000
                                                   -------------   -------------
Income before taxes                                   3,023,000       4,104,000

Taxes on income                                       1,045,000       1,480,000
                                                   -------------   -------------

Net Income                                           $1,978,000      $2,624,000
                                                   =============   =============


Earnings per share of common stock and                    $0.33           $0.42
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                   6,002,244       6,214,724


See notes to consolidated financial statements.


                                                   (3)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                      A S S E T S
                                     -------------


                                                                AS OF
                                                   -----------------------------
                                                   MARCH 4, 1995   DEC. 3, 1994
                                                   --------------  -------------
                                                    (Unaudited)


Current assets:

  Cash and short-term investments (Note 2)           $2,202,000     $11,143,000
  Investment securities available-for-sale (Note 3)   6,017,000       6,181,000
  Investment securities held-to-maturity (Note 3)    13,368,000      12,604,000
  Accounts receivable-net of allowance of
    $1,050,000 and $950,000 for doubtful
    accounts                                         30,576,000      32,590,000
  Inventories (Note 4)                               34,405,000      29,994,000
  Deferred income taxes                                  98,000         274,000
  Other current assets                                2,337,000       2,355,000
                                                   -------------   -------------
    Total current assets                             89,003,000      95,141,000
                                                   -------------   -------------

Investment securities held-to-maturity,
    due after one year (Note 3)                      30,643,000      33,873,000

Property, plant and equipment - at cost             100,459,000      99,008,000
  Less:  Accumulated depreciation                    68,531,000      67,076,000
                                                   --------------  -------------
                                                     31,928,000      31,932,000

Other assets                                          2,381,000       2,187,000
                                                   -------------   -------------
                                                   $153,955,000    $163,133,000
                                                   =============   =============








See notes to consolidated financial statements.



                                                            (4)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                               L I A B I L I T I E S    A N D
                              --------------------------------
                           S T O C K H O L D E R S'   E Q U I T Y
                           --------------------------------------

                                                                AS OF
                                                   -----------------------------
                                                   MARCH 4, 1995   DEC. 3, 1994
                                                   --------------- -------------
                                                    (Unaudited)


Current liabilities:

  Accounts payable                                  $11,904,000     $14,289,000
  Corporate income and other taxes                    1,657,000       2,014,000
  Payable to broker (purchase of treasury stock)              0       3,798,000
  Accrued payroll and related expenses                1,432,000       4,787,000
  Dividends payable                                     962,000         963,000
  Other current liabilities                             155,000         412,000
                                                   -------------   -------------
    Total current liabilities                        16,110,000      26,263,000
                                                   -------------   -------------




Obligations under capital leases - net of
  current maturities                                    718,000         731,000

Other noncurrent liabilities                          1,718,000       1,469,000

Deferred income taxes                                 4,992,000       5,137,000
                                                   -------------   -------------
    Total liabilities                                23,538,000      33,600,000
                                                   -------------   -------------


Stockholders' equity                                130,417,000     129,533,000
                                                   -------------   -------------
                                                   $153,955,000    $163,133,000
                                                   =============   =============







See notes to consolidated financial statements.


                                          (5)

                                        FAB INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         FOR THE 13 WEEKS ENDED MARCH 4, 1995

                                                                                       Loan to
                                    Common Stock *                            Employee     Net      Unearned       Treasury Stock
                                    -------------   Additional                 Stock    Unrealized Restricted  ---------------------
                               Number of              Paid-in    Retained    Ownership   Holding     Stock    Number of
                      Total      Shares    Amount     Capital    Earnings       Plan    Gain(loss)Compensation Shares      Cost
                      -----    -------------------------------- ------------ ----------- ------------------------------ ------------
Balance at
  Dec.3,1994      $129,533,000 6,493,494 $1,298,000 $5,214,000 $147,154,000 ($9,487,000)($314,000)  ($552,000)(474,704)($13,780,000)

Net income           1,978,000                                    1,978,000

Cash dividends,
  $.16 per share      (962,000)                                    (962,000)

Exercise of
  stock options        349,000    22,000      5,000    344,000

Purchase of
  treasury stock      (835,000)                                                                                (26,671)    (835,000)

Compensation under
  restricted
  stock plan            81,000                                                                         81,000

Net unrealized
  holding gain on
  investment securities
  available-for-sale,
  net of taxes         273,000                                                            273,000

                  ------------  ------------------- ---------- ------------ ------------ ---------  --------- -------- ------------

Balance at
  Mar.4,1995      $130,417,000 6,515,494 $1,303,000 $5,558,000 $148,170,000 ($9,487,000) ($41,000)  ($471,000)(501,375)($14,615,000)
(Unaudited)       ============ ========= ========== ========== ============ ============ =========  ========= ======== =============

* Common stock .20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE 13 WKS ENDED
                                              ----------------------------------
                                               MARCH 4, 1995      FEB.26, 1994
                                              ---------------   ----------------
                                                (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
Net Income                                        $1,978,000         $2,624,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Provision for doubtful accounts                   100,000            100,000
   Depreciation and amortization                   1,455,000          1,349,000
   Deferred income taxes                            (156,000)            (5,000)
   (Gain) loss on investment securities               45,000             (6,000)
   Compensation under restricted stock plan           81,000             78,000
   Decrease (increase) in:
     Accounts receivable                           1,914,000          7,236,000
     Inventories                                  (4,411,000)        (3,348,000)
     Other current assets                             18,000            268,000
     Other assets                                   (194,000)          (208,000)
   Increase (decrease) in:
     Accounts payable                             (2,385,000)        (1,655,000)
     Accruals and other liabilities               (3,734,000)        (3,190,000)
                                              ---------------   ----------------
       Net cash provided by (used in)
        operating activities                      (5,289,000)         3,243,000
                                              ---------------   ----------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                     (1,450,000)          (935,000)

  Proceeds from sales of investment securities     3,171,000          1,723,000

  Acquisition of investment securities              (127,000)          (712,000)
                                              ---------------   ----------------
       Net cash used in
         investing activities                      1,594,000             76,000
                                              ---------------   ----------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                      (4,633,000)          (914,000)
  Dividends paid                                    (962,000)        (3,983,000)
  Exercise of stock options                          349,000             53,000
                                              ---------------   ----------------
       Net cash used in financing
         activities                               (5,246,000)        (4,844,000)
                                              ---------------   ----------------
(Decrease) in cash and cash
  equivalents                                     (8,941,000)        (1,525,000)
Cash and cash equivalents,
  at beginning of year                            11,143,000         10,348,000
                                              ---------------   ----------------
Cash and cash equivalents,
  at end of period                                $2,202,000         $8,823,000
                                              ===============   ================

See notes to consolidated financial statements.
                                        (7)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 4, 1995 are not necessarily indicative of the results that may be expected for the entire year ended December 2, 1995. The balance sheet at December 3, 1994 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 3, 1994.



     2.   Cash and cash equivalents consist of the following (in thousands):


                                        March 4, 1995       December 3, 1994
                                         ----------    -----------
                                         (Unaudited)

    Cash                                     $1,048              $1,490

    Tax-free short-term debt instruments      1,154               9,653
                                             ----------          --------
                                             $2,202             $11,143
                                             ==========          ========


     3.   Investment Securities:

             At March 4, 1995 and December 3, 1994, investment securities available-for-sale consist of the following (in thousands):

                                             Net Unrealized
  March 4, 1995 (Unaudited)        Cost       Holding Loss        Fair Value
- ----------------------------      ------    ----------------     ------------
 Equities                         $6,085         ($68)             $6,017
                                  ======         =====             ======


                                             Net Unrealized
     December 3, 1994              Cost       Holding Loss        Fair Value
   -------------------            ------   ----------------      ------------
 Equities                         $6,709        ($528)             $6,181
                                  ======        =========          ======


                                                          (8)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             At March 4, 1995, the carrying value and estimated fair values of investment securities held-to-maturity are as follows (in thousands, Unaudited):

                                                       Gross                Gross
                                    Amortized        Unrealized           Unrealized          Fair
                                      Cost              Gain                 Loss             Value
                                      ----           ----------            -------           -------
U.S.  Government Securities            $65               $0                   $0                 $65

Corporate Bonds                      5,896                                  (193)              5,703

Tax exempt obligations              38,050              179                 (248)             37,981
                                    -----              -----               ------             ------
                                   $44,011             $179                ($441)            $43,749
                                    =====              =====               ======             ======






  At December 3, 1994, the carrying value and estimated fair values of investment securities held-to-maturity were as follows (in thousands):

                                                       Gross                Gross
                                   Amortized        Unrealized           Unrealized            Fair
                                      Cost              Gain                 Loss             Value
                                      ----          ----------              -------          -------

U.S.  Government Securities            $69                $0                   $0               $69

Corporate Bonds                      5,800                 8                 (346)            5,462

Tax exempt obligations              40,608                18                 (617)           40,009
                                     -----              -----                -----           ------
                                   $46,477               $26                ($963)          $45,540
                                     =====              =====                =====          =======

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      4.  Inventories:

          The Company's inventories are valued at the lower of cost or market. Cost is determined principally by the last-in,first-out (LIFO) method with the remainder being determined by the first-in, first-out(FIFO) method. Because the inventory valuation under the LIFO method is based upon an annual determination of inventory levels and costs as of the fiscal year-end, the interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

                                    March 4, 1995         December 3, 1994
                                     --------               -----------
                                    (Unaudited)

 Raw Materials                       $14,813,000            $12,817,000
 Work in process                       9,702,000              7,908,000
 Finished goods                        9,890,000              9,269,000
                                        --------             ----------
 Total                               $34,405,000            $29,994,000
                                        ========             ==========


         Approximate percentage of
           inventories valued
           under LIFO valuation            65%                     66%
                                        ========                =======


         Excess of FIFO valuation
           over LIFO valuation        $7,060,000            $7,010,000
                                         =======                ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
First Quarter
1995 Compared to 1994

     Net sales for the first fiscal quarter of 1995 were

$41,433,000 as compared to $40,584,000 in 1994, an increase

of 2.1%.  Overall Company shipments and bookings during the

quarter were on a comparable level with last year although

divisional product mix was less favorable.  March 1995 sales were ahead by approximately 10% from year-ago levels.

     Gross profit for the quarter declined to 14.8% from 18.9%.

A less favorable product mix together with increases in certain raw material prices exerted downward pressures on profit margins. In addition, plant operations were also adversely impacted by the current product mix as operating rates at certain related

manufacturing facilities declined from year-ago levels. The

comparative effect of changes in LIFO inventory reserves for the quarter was negligible.

     Selling, general and administrative expenses declined by

$440,000, and as a percentage of sales to 9.6% from 10.9%.  The decline relates primarily to lower incentive-based compensation and fringe benefits.

     Interest and dividend income rose by 10% in the quarter to

$949,000 as higher rates more than offset lower average balances of income-producing investments.  The market value of the Company's investment securities increased by $1,135,000 in the quarter.

However, under the recently adopted Statement of Financial

Accounting Standards No. 115 (SFAS 115), this gain is not reflected in the accompanying Statement of Income.

     The effective income tax rate for the current quarter was

34.5% as against 36.1% in 1994.  The decline was primarily

attributable to the fact that tax exempt interest represents a higher percentage of pre-tax income than in the comparative 1994 period.

     As a result of these aforementioned factors, net income

declined to $1,978,000 from $2,624,000.  Earnings per share,

which are based upon the weighted average number of shares

outstanding (6,002,244 vs. 6,214,724), were $0.33 as compared to

$0.42.  There was no stock option related dilution in either comparative quarter.


Liquidity and Capital Resources

     The Company's principal source of funds is expected to

be cash flow generated from operations.  Operating activities used cash of $5,289,000 for the 13 weeks ended March 4, 1995 whereas such activities provided cash of $3,243,000 in the comparative 1994 period.  Of this change, approximately $5,300,000 related to comparative declines in accounts receivable.

     Capital expenditures for the three months were $1,450,000

as against $935,000 in the 1994 period.  The Company purchased additional high speed knitting machines for two of its knitting mills to increase manufacturing efficiencies and reduce unit costs.

     During the first quarter, the Company repurchased 26,671

shares of its Common Stock at an average price of $31.30.  In addition, the Company paid $3,798,000 for shares which were

repurchased in the fourth quarter of 1994. The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

     The Company declared a quarterly dividend of $0.16 per share,

payable March 10, 1995, to stockholders of record as of February

23, 1995.

     Stockholders' equity rose to $130,417,000, or $21.69 per

share, from $129,533,000, or $21.52 per share, at the previous year-end December 3, 1994, and $126,167,000, or $20.35 per

share at the end of the comparative 1994 first quarter.

     Management believes that the current financial position of the

Company is more than adequate to internally fund any future

expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.

                                               PART II.  OTHER INFORMATION
                                                    ---------------------


           Item 6.  Exhibits and Reports on Form 8-K
                        -------------------

        (a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.

          Exhibit                            Description of Exhibit
         -----                               --------------
             3.1 Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K"

             3.2 Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the 1993 10-K.

             3.3 Certificate of Amendment of Restated Certificate of Incorporation incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 1994.

             4.1 Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4-A to Registration Statement No. 2-30163, filed November 4, 1968.

             4.2 Rights Agreement dated as of June 6, 1990 between the Registrant and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and Exhibit B the Summary of Rights to purchase Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K.

             4.3 Amendment to the Rights Agreement between the Registrant and Manufacturers Hanover Trust Company, dated as of May 24,1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

             27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.




                    (b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending March 04, 1995.

                  SIGNATURES
                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   April 17,1995                    FAB INDUSTRIES, INC.




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