Form 10-Q
period 1995-06-03
FAB INDUSTRIES INC
filed 1995-07-11
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                                FORM 10-Q

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________June 3, 1995_____


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
_______CLASS_____________   _Shares Outstanding at July 10, 1995_
Common stock, $.20 par value               6,000,691

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                               PAGE

     Item 1

          Consolidated Statements of Income
          13 Weeks ended June 3, 1995 and May 28, 1994          3

          Consolidated Statements of Income
          26 Weeks ended June 3, 1995 and May 28, 1994          4

          Consolidated Balance Sheets (Asset Section)
          June 3, 1995 and December 3, 1994                     5

          Consolidated Balance Sheets (Liability Section)
          June 3, 1995 and December 3, 1994                     6

          Consolidated Statements of Stockholders Equity
          26 Weeks ended June 3, 1995                           7

          Consolidated Statements of Cash Flows
          26 Weeks ended June 3, 1995 and May 28, 1994          8

          Notes to Consolidated Financial Statements            9

     Item 2.   Management's Discussion and Analysis
               and Financial Condition and
               Results of Operations                           12


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote
              of Security-holders                              15

     Item 6.  Exhibits and Reports on Form 8-K                 16

SIGNATURES                                                     17



                                  (2)

                               FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME



                                                   FOR THE 13 WKS. ENDED
                                              ---------------------------
                                                JUNE 3, 1995      MAY 28, 1994
                                              ---------------- ----------------
                                                 (Unaudited)        (Unaudited)

Net sales                                        $48,318,000       $49,733,000
Cost of goods sold                                40,146,000        40,078,000
                                               -------------     -------------
Gross profit                                       8,172,000         9,655,000

Selling, general and administrative expenses       4,555,000         4,176,000
                                               -------------     -------------
Operating income                                   3,617,000         5,479,000
                                               -------------      -------------
Other income (expense):
  Interest and dividend income                       737,000           798,000
  Interest expense                                   (72,000)          (26,000)
  Net gain (loss) on investment securities           512,000          (509,000)

                                               -------------      -------------
Total other income                                 1,177,000            263,000
                                               -------------      -------------
Income before taxes                                4,794,000          5,742,000

Income taxes                                       1,655,000          1,970,000
                                               -------------      -------------

Net Income                                        $3,139,000         $3,772,000
                                               =============      =============


Earnings per share of common stock and                 $0.52              $0.61
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                6,019,977          6,193,772


See notes to consolidated financial statements.


                                              (3)

                             FAB INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE 26 WKS ENDED
                                             ----------------------------------
                                                JUNE 3, 1995      MAY 28, 1994
                                              ----------------  --------------
                                                (Unaudited)        (Unaudited)

Net sales                                         89,751,000       90,317,000
Cost of goods sold                                75,470,000       72,987,000
                                               -------------    -------------
Gross profit                                      14,281,000       17,330,000

Selling, general and administrative expenses       8,526,000        8,587,000
                                               -------------     ------------
Operating income                                   5,755,000        8,743,000
                                               -------------     -------------
Other income (expense):
  Interest and dividend income                     1,686,000        1,660,000
  Interest expense                                   (91,000)         (54,000)
  Net gain (loss) on investment securities           467,000         (503,000)

                                               -------------      -------------
Total other income                                 2,062,000         1,103,000
                                               -------------      -------------
Income before taxes                                7,817,000         9,846,000

Income taxes                                       2,700,000         3,450,000
                                               -------------      -------------

Net Income                                        $5,117,000        $6,396,000
                                               =============      =============


Earnings per share of common stock and                 $0.85             $1.03
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                6,011,110          6,204,248


See notes to consolidated financial statements.


                                              (4)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                      A S S E T S
                                     -------------


                                                             AS OF
                                             ----------------------------------
                                                 JUNE 3, 1995 DECEMBER 3, 1994
                                              ---------------- ----------------
                                                (Unaudited)


Current assets:

  Cash and cash equivalents (Note 2)              $6,950,000        $11,143,000
  Investment securities available-for-sale (Note3)46,717,000          6,181,000
  Investment securities held-to-maturity (Note 3)          0         12,604,000
  Accounts receivable-net of allowance of
    $1,150,000 and $950,000 for doubtful
    accounts                                      33,389,000         32,590,000
  Inventories (Note 4)                            32,925,000         29,994,000
  Deferred income taxes                               47,000            274,000
  Other current assets                             2,145,000          2,355,000
                                              ---------------  ----------------
    Total current assets                         122,173,000         95,141,000
                                              ---------------  ---------------

 Investment securities held-to-maturity,
   due after one year (Note 3)                             0         33,873,000


 Property, plant and equipment - at cost         101,840,000         99,008,000
 Less:  Accumulated depreciation                  69,985,000         67,076,000
                                              --------------   ----------------
                                                  31,855,000         31,932,000

 Other assets                                      2,442,000          2,187,000
                                              ---------------  ----------------
                                                $156,470,000       $163,133,000
                                              ===============  ================









See notes to consolidated financial statements.



                                         (5)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                               L I A B I L I T I E S    A N D
                              --------------------------------
                           S T O C K H O L D E R S'   E Q U I T Y
                           --------------------------------------

                                                             AS OF
                                             ----------------------------------
                                                 JUNE 3, 1995 DECEMBER 3, 1994
                                             ----------------- ----------------
                                                (Unaudited)


Current liabilities:

  Accounts payable                               $10,530,000        $14,289,000
  Corporate income and other taxes                 1,592,000          2,014,000
  Payable to broker (purchase of treasury stock)           0          3,798,000
  Accrued payroll and related expenses             2,733,000          4,787,000
  Dividends payable                                1,054,000            963,000
  Other current liabilities                          351,000            412,000
                                              ---------------  ----------------
    Total current liabilities                     16,260,000         26,263,000
                                              ---------------  ----------------




Obligations under capital leases - net of
  current maturities                                 704,000            731,000

Other noncurrent liabilities                       1,837,000          1,469,000

Deferred income taxes                              4,847,000          5,137,000
                                              --------------   ----------------
    Total liabilities                             23,648,000         33,600,000
                                              --------------   ----------------


Stockholders' equity                             132,822,000        129,533,000
                                              --------------   ----------------
                                                $156,470,000       $163,133,000
                                              ===============  ================







See notes to consolidated financial statements.



                                          (6)

                FAB INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE 26 WEEKS ENDED JUNE 3, 1995



                                  Common Stock *                                           Net      Unearned       Treasury Stock
                                  -------------   Additional                 Loan to    Unrealized Restricted  ---------------------
                             Number of              Paid-in    Retained   Employee Stock Holding     Stock    Number of
                    Total      Shares    Amount     Capital    Earnings   Ownership PlanGain(loss)Compensation Shares      Cost
                   ------    -------------------------------- ------------ ------------- ------------------------------ ------------
Balance at
     Dec.3,1994 $129,533,000 6,493,494 $1,298,000 $5,214,000 $147,154,000   ($9,487,000)($314,000)  ($552,000)(474,704)($13,780,000)

Net income         5,117,000                                    5,117,000

Cash dividends,
 $.335 per share  (2,016,000)                                  (2,016,000)

Exercise of
  stock options      501,000    30,700      6,000    495,000

Purchase of
  treasury stock    (836,000)                                                                                  (26,699)    (836,000)

Compensation under
 restricted stock
 plan                162,000                                                                          162,000

Net unrealized
  holding gain
  on investment
  securities
  available-
  for-sale,
  net of taxes       361,000                                                              361,000

                --------------------------------------------------------------------------------------------------------------------
Balance at
    June 3,1995 $132,822,000 6,524,194 $1,304,000 $5,709,000 $150,255,000   ($9,487,000)  $47,000   ($390,000)(501,403)($14,616,000)
(Unaudited)     ====================================================================================================================


* Common stock $0.20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.





See notes to consolidated financial statements.
                                       (7)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE 26 WKS ENDED
                                                  -----------------------------
                                                  JUNE 3, 1995    MAY 28, 1994
                                                  --------------  -------------
                                                   (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $5,117,000      $6,396,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Provision for doubtful accounts                     200,000         100,000
   Depreciation and amortization                     2,909,000       2,739,000
   Deferred income taxes                              (308,000)        (10,000)
   (Gain) loss on investment securities               (467,000)        503,000
   Compensation under restricted stock plan            162,000         157,000
   Decrease (increase) in:
     Accounts receivable                              (999,000)      1,538,000
     Inventories                                    (2,931,000)     (3,959,000)
     Other current assets                              210,000         298,000
     Other assets                                     (255,000)       (254,000)
   Increase (decrease) in:
     Accounts payable                               (3,759,000)     (2,346,000)
     Accruals and other liabilities                 (2,106,000)     (1,965,000)
                                                  -------------   -------------
       Net cash provided by (used in)
        operating activities                        (2,227,000)      3,197,000
                                                  -------------   -------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                       (2,832,000)     (4,105,000)

  Proceeds from sales of investment securities       9,922,000       3,870,000

  Acquisition of investment securities              (2,907,000)       (671,000)
                                                  -------------   -------------
       Net cash provided by (used in)
         investing activities                        4,183,000        (906,000)
                                                  -------------   -------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                        (4,634,000)     (1,365,000)
  Dividends paid                                    (2,016,000)     (4,974,000)
  Exercise of stock options                            501,000         141,000
                                                  -------------   -------------
       Net cash used in financing
         activities                                 (6,149,000)     (6,198,000)
                                                  -------------   -------------
(Decrease) in cash and cash
  equivalents                                       (4,193,000)     (3,907,000)
Cash and cash equivalents,
  at beginning of year                              11,143,000      10,348,000
                                                  -------------   -------------
Cash and cash equivalents,
  at end of period                                  $6,950,000      $6,441,000
                                                  ==============  =============

See notes to consolidated financial statements.
                                       (8)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended June 3, 1995 are not necessarily indicative of the results that may be expected for the entire year ended December 2, 1995. The balance sheet at December 3, 1994 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 3, 1994.




2.   Cash and cash equivalents consist of the following (in thousands):


                                         June 3, 1995     December 3, 1994
                                          ----------    -----------
                                         (Unaudited)

  Cash                                       $714              $1,490

  Tax-free short-term debt instruments      6,236               9,653
                                        ----------          --------
                                           $6,950             $11,143
                                        ==========          ========



3.   Investment Securities:

            Due to certain changes in management's investment philosophy during the quarter ended June 3, 1995, the Company has transferred investment securities from the held - to - maturity to the available - for
- - sale category. The effect of this change was to increase stockholders' equity by $167,000 representing the net unrealized holding gain on these securities, net of taxes.





                                     (9)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At June 3, 1995 and December 3, 1994, investment securities available-for-sale consist of the following (in thousands):

                                                               Gross                Gross
                                            Amortized        Unrealized           Unrealized       Fair
          June 3, 1995(Unaudited)             Cost              Gain                 Loss          Value
              --------------             ----------          ----------          -------         ------
          Equities                            $1,794               $62                ($261)      $1,595

          U.S.  Government Securities            $60                                                   $60

          Corporate Bonds                      4,375                  40                  (66)       4,349

          Tax exempt obligations              40,409                 402                  (98)      40,713
                                             --------               -----               -----        -----
                                             $46,638                $504                ($425)     $46,717
                                             ========               =====               =====      =======


                                                                    Net Unrealized
          December 3, 1994                    Cost                  Holding Loss       Fair Value
          -----------------                   ----                  ---------           -------

          Equities                            $6,709                 ($528)            $6,181
                                               =====                 ======            ======






        At December 3, 1994, the carrying value and estimated fair values of investment securities held-to-maturity were as follows (in thousands):

                                                               Gross                Gross
                                            Amortized        Unrealized           Unrealized       Fair
                                              Cost              Gain                 Loss          Value
                                            ----------      ------------          ----------      ------

          U.S.  Government Securities            $69                  $0                   $0          $69

          Corporate Bonds                      5,800                   8                 (346)       5,462

          Tax exempt obligations              40,608                  18                 (617)      40,009
                                                -----               -----               -----        -----
                                             $46,477                 $26                ($963)     $45,540
                                             ========               =====               =====        =====

                             (10)

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

                                     June 3, 1995          December 3, 1994
                                       --------               ----------
                                      (Unaudited)

Raw Materials                         $12,380,000            $12,817,000
Work in process                         9,686,000              7,908,000
Finished goods                         10,859,000              9,269,000
                                      -----------            -----------
 Total                                $32,925,000            $29,994,000
                                       ==========             ==========


    Approximate percentage of
      inventories valued
      under LIFO valuation                   63%                    66%
                                        ========                =======

Excess of FIFO valuation over LIFO valuation
                                       $7,310,000              $7,010,000
                                       ==========              ==========




                             (11)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Second Quarter
1995 Compared to 1994

     Net sales for the second fiscal quarter of 1995 were

$48,318,000 as compared to $49,733,000 in 1994, a decrease

of 2.8%.  Except for sales of the Recreation Division which

experienced strong customer demand, general textile business conditions were sluggish during the quarter.  Cautious consumer buying at the national retail level continues to result in

highly competitive market conditions.

     Gross profit for the quarter declined to 16.9% from 19.4%.

A less favorable product mix together with increases in raw

material prices exerted downward pressures on profit margins.

Plant operations were also adversely impacted by the current product mix as operating rates at certain related manufacturing facilities declined from year-ago levels. In addition, because of higher unit inventory costs resulting from raw material price increases, LIFO inventory reserves for the period rose by

$250,000 as compared to an increase of $100,000 in 1994.

     Selling, general and administrative expenses increased by

$379,000, and as a percentage of sales to 9.4% from 8.4%.  The increase relates to increased payroll and related statutory costs and to a comparative increase in the provision for doubtful

accounts.

     Interest and dividend income declined 7.6% in the quarter

to $737,000 as a result of both lower average available balances and lower average rates.

                                       (12)

     The Company had realized gains of $512,000 from the sale of a portion of its marketable security portfolios (primarily equities)

as compared to a reported loss of $509,000 (mainly unrealized) in the similar 1994 quarter.

     As a result of these aforementioned factors, net income

declined to $3,139,000, or 6.5% of sales, from $3,772,000, or

7.6% of sales.  Earnings per share, which are based upon the weighted average number of shares outstanding (6,019,977 vs.

6,193,772), were $0.52 as compared to $0.61.  There was no stock option related dilution in either comparative quarter.

Liquidity and Capital Resources

     The Company's principal source of funds is expected to

be cash flow generated from operations.  Operating activities used cash of $2,227,000 for the 26 weeks ended June 3, 1995, whereas such activities provided cash of $3,197,000 in the comparative 1994 period.  Of this change, $1,413,000 related to a comparative decline in accounts payable and $2,537,000 to a comparative

increase in accounts receivable.

     Capital expenditures for the six months were $2,832,000

as against $4,105,000 in the 1994 period.  The Company purchased additional high speed knitting machines for its knitting mills to increase manufacturing efficiencies and reduce unit costs.

     During the first half of fiscal 1995, the Company repurchased

26,699 shares of its Common Stock at an average price of $31.31.

Subsequent to quarter-end, the Company repurchased an additional

28,500 shares at an average price of $31.67. The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.


                                       (13)

     The Company declared a quarterly dividend of $0.175 per share

(up from $0.16 per share per quarter last year), payable July 24,

1995, to stockholders of record as of June 2, 1995.

     Stockholders' equity rose to $132,822,000, or $22.05 per

share, from $129,533,000, or $21.52 per share, at the previous year-end December 3, 1994, and $128,664,000, or $20.77 per

share at the end of the comparative 1994 second quarter.

     Management believes that the current financial position of the

Company is more than adequate to internally fund any future

expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.


                                       (14)

                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders


      The Company held its Annual Meeting of stockholders on May 4, 1995. The matters submitted to a vote of the Company's stockholders were (i) the election of two directors to Class I of the Company's Board of Directors and (ii) the ratification of the Employment Agreement dated March 1, 1993 between the Company and Mr. Samson Bitensky.

      The Company's stockholders elected Messrs. Oscar R.
Kunreuther and Donald D. Shack to Class I of the Company's Board of
Directors.

      The Company's stockholders ratified the Employment Agreement dated March 1, 1993 between the Company and Mr. Samson Bitensky, which is described in the Company's definitive Proxy Statement which was filed with Securities and Exchange Commission on March 30, 1995, by a vote of 5,433,335 for, 186,689 against, and 51,167 abstentions.















                                         (15)

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

             27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.




                    (b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending June 03, 1995.



                                       (16)

                  SIGNATURES
                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   July 10,1995                    FAB INDUSTRIES, INC.




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