Form 10-Q
period 1995-09-02
FAB INDUSTRIES INC
filed 1995-10-16
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                                FORM 10-Q

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________September 02, 1995_____


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
_______CLASS_____________   _Shares Outstanding at October 13, 1995_
Common stock, $.20 par value               5,926,053

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                               PAGE

     Item 1

          Consolidated Statements of Income
          13 Weeks ended Sept. 2, 1995 and Aug 22, 1994          3

          Consolidated Statements of Income
          39 Weeks ended Sept. 2, 1995 and Aug 22, 1994          4

          Consolidated Balance Sheets (Asset Section)
          Sept. 2, 1995 and December 3, 1994                     5

          Consolidated Balance Sheets (Liability Section)
          Sept. 2, 1995 and December 3, 1994                     6

          Consolidated Statements of Stockholders Equity
          39 Weeks ended Sept. 2, 1995                           7

          Consolidated Statements of Cash Flows
          39 Weeks ended Sept. 2, 1995 and Aug 22, 1994          8

          Notes to Consolidated Financial Statements             9

     Item 2.   Management's Discussion and Analysis
               and Financial Condition and
               Results of Operations                            12


PART II - OTHER INFORMATION

     Item 5.  Other Information                                 14

     Item 6.  Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                      15



                                  (2)

                               FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME



                                                        FOR THE 13 WKS. ENDED
                                                   ---------------------------
                                                   SEP. 2, 1995   AUG. 27, 1994
                                                   -----------------------------
                                                    (Unaudited)     (Unaudited)

Net sales                                           $44,879,000     $47,595,000
Cost of goods sold                                   38,485,000      38,328,000
                                                   -------------  -------------
Gross profit                                          6,394,000       9,267,000


Selling, general and administrative expenses          4,589,000       4,248,000
                                                   -------------  -------------
Operating income                                      1,805,000       5,019,000
                                                   -------------  -------------
Other income (expense):
  Interest and dividend income                        1,009,000         826,000
  Interest expense                                      (19,000)        (36,000)
  Net gain (loss) on investment securities               24,000        (128,000)

                                                   -------------  -------------
Total other income                                    1,014,000         662,000
                                                   -------------  -------------
Income before taxes                                   2,819,000       5,681,000

Income taxes                                            900,000       1,840,000
                                                   -------------  -------------

Net Income                                           $1,919,000      $3,841,000
                                                   =============  =============


Earnings per share of common stock and                    $0.32           $0.62
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                   5,974,898       6,196,414


See notes to consolidated financial statements.


                                                   (3)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                         FOR THE 39 WKS. ENDED
                                                   --------------------------
                                                   SEP. 2, 1995   AUG. 27, 1994
                                                   -----------------------------
                                                     (Unaudited)     (Unaudited)

Net sales                                           134,630,000     137,912,000
Cost of goods sold                                  113,955,000     111,315,000
                                                   -------------  -------------
Gross profit                                         20,675,000      26,597,000


Selling, general and administrative expenses         13,115,000      12,835,000
                                                   -------------  -------------
Operating income                                      7,560,000      13,762,000
                                                   -------------  -------------
Other income (expense):
  Interest and dividend income                        2,695,000       2,486,000
  Interest expense                                     (110,000)        (90,000)
  Net gain (loss) on investment securities              491,000        (631,000)

                                                   -------------  -------------
Total other income                                    3,076,000       1,765,000
                                                   -------------  -------------
Income before taxes                                  10,636,000      15,527,000

Income taxes                                          3,600,000       5,290,000
                                                   -------------  -------------

Net Income                                           $7,036,000     $10,237,000
                                                   =============  =============


Earnings per share of common stock and                    $1.17           $1.65
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                   5,999,040       6,201,637


See notes to consolidated financial statements.


                                                   (4)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                      A S S E T S
                                     -------------


                                                                AS OF
                                                   -----------------------------
                                                   SEP. 2, 1995   DEC. 3, 1994
                                                   -------------- --------------
                                                    (Unaudited)


Current assets:

  Cash and cash equivalents (Note 2)                 $6,697,000     $11,143,000
  Investment securities available-for-sale (Note 3)  51,525,000       6,181,000
  Investment securities held-to-maturity (Note 3)             0      12,604,000
  Accounts receivable-net of allowance of
    $1,220,000 and $950,000 for doubtful
    accounts                                         30,652,000      32,590,000
  Inventories (Note 4)                               29,313,000      29,994,000
  Deferred income taxes                                  59,000         274,000
  Other current assets                                2,100,000       2,355,000
                                                   -------------  --------------
    Total current assets                            120,346,000      95,141,000
                                                   -------------  --------------
  Investment securities held-to-maturity,
     due after one year (Note 3)                              0      33,873,000

 Property, plant and equipment - at cost            102,926,000      99,008,000
 Less:  Accumulated depreciation                     71,440,000      67,076,000
                                                   -------------- --------------
                                                     31,486,000      31,932,000

 Other assets                                         2,510,000       2,187,000
                                                   -------------  --------------
                                                   $154,342,000    $163,133,000
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



                                                  (5)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                               L I A B I L I T I E S    A N D
                              --------------------------------
                           S T O C K H O L D E R S'   E Q U I T Y
                           --------------------------------------

                                                                AS OF
                                                   -----------------------------
                                                   SEP. 2, 1995   DEC. 3, 1994
                                                   -----------------------------
                                                    (Unaudited)

Current liabilities:

  Accounts payable                                   $9,076,000     $14,289,000
  Corporate income and other taxes                    1,220,000       2,014,000
  Payable to broker (purchase of treasury stock)              0       3,798,000
  Accrued payroll and related expenses                3,243,000       4,787,000
  Dividends payable                                   1,037,000         963,000
  Other current liabilities                             410,000         412,000
                                                   -------------  --------------
    Total current liabilities                        14,986,000      26,263,000
                                                   -------------  --------------




Obligations under capital leases - net of
  current maturities                                    691,000         731,000

Other noncurrent liabilities                          1,939,000       1,469,000

Deferred income taxes                                 5,281,000       5,137,000
                                                   -------------  --------------
    Total liabilities                                22,897,000      33,600,000
                                                   -------------  --------------


Stockholders' equity                                131,445,000     129,533,000
                                                   -------------  --------------
                                                   $154,342,000    $163,133,000
                                                   =============  ==============







See notes to consolidated financial statements.



                                          (6)

                 FAB INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE 39 WEEKS ENDED SEPTEMBER 2, 1995

                                  Common Stock *                                           Net      Unearned       Treasury Stock
                                  -------------   Additional                 Loan to    Unrealized Restricted  ---------------------
                             Number of              Paid-in    Retained   Employee Stock Holding     Stock    Number of
                    Total      Shares    Amount     Capital    Earnings   Ownership PlanGain(loss)Compensation Shares      Cost
                   ------    -------------------------------- ------------ ------------- ------------------------------ ------------
Balance at
     Dec.3,1994 $129,533,000 6,493,494 $1,298,000 $5,214,000 $147,154,000   ($9,487,000)($314,000)  ($552,000)(474,704)($13,780,000)

Net income        $7,036,000                                    7,036,000

Cash dividends,
 $.51 per share  ($3,053,000)                                  (3,053,000)

Exercise of
  stock options     $766,000    45,800      9,000    757,000

Purchase of
  treasury stock ($4,315,000)                                                                                 (138,023)  (4,315,000)

Compensation under
 restricted stock
 plan               $243,000                                                                          243,000

Payment of loan
from ESOP           $790,000                                                    790,000

Net unrealized
  holding gain
  on investment
  securities
  available-
  for-sale,
  net of taxes      $445,000                                                              445,000

                --------------------------------------------------------------------------------------------------------------------
Balance at
   Sept. 2,1995 $131,445,000 6,539,294 $1,307,000 $5,971,000 $151,137,000   ($8,697,000) $131,000   ($309,000)(612,727)($18,095,000)
(Unaudited)     ====================================================================================================================


* Common stock .20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.





See notes to consolidated financial statements.

                                                            (7)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE 39 WKS ENDED
                                                     ---------------------------
                                                     SEP. 2, 1995  AUG. 27, 1994
                                                     ------------- -------------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
Net Income                                            $7,036,000    $10,237,000
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Provision for doubtful accounts                       300,000        200,000
   Depreciation and amortization                       4,364,000      4,128,000
   Deferred income taxes                                  58,000        373,000
   (Gain) loss on investment securities                 (491,000)       631,000
   Compensation under restricted stock plan              243,000        236,000
   Decrease (increase) in:
     Accounts receivable                               1,638,000      3,178,000
     Inventories                                         681,000     (1,992,000)
     Other current assets                                255,000        230,000
     Other assets                                       (323,000)      (220,000)
   Increase (decrease) in:
     Accounts payable                                 (5,213,000)    (3,238,000)
     Accruals and other liabilities                   (1,836,000)    (2,511,000)
                                                     ------------  -------------
       Net cash provided by
        operating activities                           6,712,000     11,252,000
                                                     ------------  -------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (3,918,000)    (5,723,000)

  Proceeds from sales of investment securities         7,265,000      2,794,000

  Acquisition of investment securities                (4,894,000)    (5,645,000)
                                                     ------------  -------------
       Net cash used in
         investing activities                         (1,547,000)    (8,574,000)
                                                     ------------  -------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                          (8,113,000)    (1,371,000)
  Payment of loan from employee stock ownership plan     790,000        790,000
  Dividends paid                                      (3,053,000)    (5,965,000)
  Exercise of stock options                              765,000        230,000
                                                     ------------  -------------
       Net cash used in financing
         activities                                   (9,611,000)    (6,316,000)
                                                     ------------  -------------
Decrease in cash and cash
  equivalents                                         (4,446,000)    (3,638,000)
Cash and cash equivalents,
  at beginning of year                                11,143,000     10,348,000
                                                     ------------  -------------
Cash and cash equivalents,
  at end of period                                    $6,697,000     $6,710,000
                                                     ===========================

See notes to consolidated financial statements.
                                               (8)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended September 2, 1995 are not necessarily indicative of the results that may be expected for the entire year ended December 2, 1995. The balance sheet at December 3, 1994 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 3, 1994.




2.   Cash and cash equivalents consist of the following (in thousands):

                           Sept. 2, 1995       Dec. 3, 1994
                           -------------     ----------------
                             (Unaudited)
Cash                             $462              $1,490

Tax-free short-term
    debt instruments            6,235               9,653
                              --------            --------
                               $6,697             $11,143
                              ========            ========

3.   Investment Securities:

     Due to certain changes in management's investment philosophy during the quarter ended June 3, 1995, the Company has transferred investment securities from the held-to-maturity to the available-for-sale category. The effect of this change was to increase stockholders' equity by $167,000, representing the net unrealized holding gain on these securities, net of taxes at the date of the change.


                                  (9)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At September 2, 1995 and December 3, 1994, investment securities available-for-sale consist of the following (in thousands):
                                     Gross      Gross
                                   Unrealized Unrealized
                                    Holding    Holding      Fair
Sept. 2, 1995(Unaudited)    Cost     Gain        Loss       Value
------------------------    ----   ---------- ----------    -----

Equities                   $1,785        $95      ($254)   $1,626

U.S.  Government Securities   $55                             $55

Corporate Bonds             4,663         49        (93)    4,619

Tax exempt obligations     44,804        496        (75)   45,225
                          -------      -----      -----   -------
                          $51,307       $640      ($422)  $51,525
                          =======      =====      =====   =======


                                Net Unrealized
December 3, 1994          Cost   Holding Loss Fair Value
----------------         ------  ------------ ----------

Equities                 $6,709       ($528)    $6,181
                         ======      ======     ======



        At December 3, 1994, the carrying value and estimated fair values of investment securities held-to-maturity were as follows (in thousands):

                                       Gross     Gross
                         Amortized  Unrealized Unrealized    Fair
                             Cost       Gain      Loss      Value
                            ------  ----------  -------    ------

U.S.  Government Securities    $69        $0        $0        $69

Corporate Bonds              5,800         8      (346)     5,462

Tax exempt obligations      40,608        18      (617)    40,009
                           -------     -----     -----    -------
                           $46,477       $26     ($963)    45,540
                           =======     =====     =====    =======

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

                    September 2, 1995          December 3, 1994
                    -----------------          ----------------
                          (Unaudited)

Raw Materials            $10,666,000               $12,817,000
Work in process            9,152,000                 7,908,000
Finished goods             9,495,000                 9,269,000
                        ------------              ------------
    Total                $29,313,000               $29,994,000
                        ============              ============


Approximate percentage of
  inventories valued
  under LIFO valuation            65%                       66%
                           =========                 =========


Excess of FIFO valuation
  over LIFO valuation     $7,710,000                $7,010,000
                         ===========               ===========


5.  Stockholders' Equity:

     Employee Stock Ownership Plan:

      The fourth of 15 equal annual principal installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 1, 1995. The balance on the ESOP indebtedness of $8,697,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.


                          (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Third Quarter
1995 Compared to 1994

     Net sales for the third quarter of 1995 were $44,879,000 as compared to $47,595,000 in 1994, a decrease of 5.7%. Except for sales of leisurewear products, which experienced strong customer demand, general textile business conditions continued at a sluggish pace during the quarter as a result of weak apparel sales at the retail level.
     For the nine months period ended September 2, 1995, net sales were $134,630,000, a decline of $3,282,000, or 2.4%. The decline reflected an industry wide slowdown in demand for knit fabrics as a result of weak consumer purchasing of apparel at the national retail level as well as highly competitive market conditions.
     Gross profit for the quarter declined to 14.2% from 19.5% last year. A less favorable product mix, increases in raw material prices, and highly competitive market conditions have all exerted downward pressures on profit margins. Plant operations were adversely impacted by both the current product mix as well as below normal seasonal operating rates at manufacturing facilities. In addition, because of higher unit inventory costs resulting from raw material price increases, LIFO inventory reserves for the three months rose by $400,000 as compared to an increase of $100,000 in 1994.
     Gross profit percentages for the nine months period were 15.4% as compared to 19.3% in 1994. Increases in the costs of raw materials (primarily fiber prices), reduced operating schedules at manufacturing plants as well as a less profitable mix exerted unfavorable pressures on profit margins. Competitive market conditions have delayed the pass-through of these higher costs to customers. Furthermore, higher unit material costs resulted in an increase in LIFO inventory reserves during the nine months (and a corresponding charge to earnings) of $700,000 as compared to an increase in the 1994 period of $300,000.
     Selling, general and administrative expenses in the current quarter increased by $341,000, or 8.0%, and as a percentage of sales to 10.2% from 8.9%. The increase relates to lower sales volume as well as to the fixed- cost nature of payroll and related expenses.
     Interest and dividend income increased by 22.2% in the quarter to $1,009,000 as against $826,000, as higher comparative returns more than offset lower average available investment balances.
     The Company had realized gains from the sale of marketable securities in the quarter of $24,000 as compared to losses of $128,000 in 1994. For the nine months, the Company reported realized gains of $491,000 as against losses of $631,000 (mainly unrealized) in the similar 1994 period.
     As a result of these aforementioned factors, quarterly net income declined to $1,919,000, or 4.3% of sales, from $3,841,000, or 8.1% of sales. Earnings per share, which are based upon the weighted average number of shares outstanding (5,974,898 vs. 6,196,414), were $0.32 as compared to $0.62. There was no stock option related dilution in either comparative quarter.


                                      (12)

Liquidity and Capital Resources
     The Company's principal source of funds is expected to be cash flow generated from operations. Net cash provided by operating activities for the 39 weeks ended September 2, 1995, amounted to $6,712,000 whereas such activities provided cash of $11,252,000 in the comparative 1994 period. Of this decrease, $1,975,000 related to a comparative decline in accounts payable and $3,201,000 to lower net income.
     Capital expenditures for the nine months were $3,918,000 as against $5,723,000 in the 1994 comparable period. The Company purchased additional high speed knitting machines to increase manufacturing efficiencies and reduce unit costs and also installed energy conservation related equipment in its production facilities.
     During the first nine months of fiscal 1995, the Company repurchased 138,023 shares of its Common Stock at a cost of $4,315,000 (an average price of $31.26). The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.
     The Company declared a regular quarterly dividend of $0.175 per share (up from $0.16 per share per quarter last year), payable October 23, 1995, to stockholders of record as of September 1, 1995.
     Stockholders' equity was $131,445,000, or $22.18 per share, from $129,533,000, or $21.52 per share, at the previous year-end December 3, 1994.
     Management believes that the current financial position of the Company is adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market penetration and existing management are met.


                                      (13)

                  PART II.  OTHER INFORMATION
                  ---------------------------

      Item 5.  Other Information
               -----------------

         On September 21, 1995, the Board accepted the resignation of Mr. Donald Shack as a Director of the Company and elected Mr. Richard Marlin a director to fill this vacancy until the next annual meeting of stockholders. Mr. Marlin is an attorney and a partner in Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, a law firm located in New York City.


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

             27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR filing only.





             b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending September 02, 1995.


                                (14)

                  SIGNATURES
                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   Oct. 13,1995                    FAB INDUSTRIES, INC.




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



                               (15)