Form 10-K
period 1995-12-02
FAB INDUSTRIES INC
filed 1996-02-29
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 1995     Commission file number 1-5901

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

Securities registered pursuant to Section 12(g) of the Act:Share Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value at February 20, 1996 of shares of the Registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $130,984,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At February 20, 1996, there were outstanding 5,897,259 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than April 1, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K



Item Number                                                   Page


PART I...............................................................1
     Item 1. Business.............................................   1
     Item 2. Properties..............................................3
     Item 3. Legal Proceedings.......................................4
     Item 4. Submission of Matters to a Vote of Security-Holders.....4

PART II..............................................................6
     Item 5. Market for Registrant's Common Equity and Related Stockholder
               Matters...............................................6
     Item 6. Selected Consolidated Financial Data....................7
     Item 7. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................8
     Item 8. Financial Statements and Supplementary Data............10
     Item 9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................10

PART III............................................................11
     Item 10. Directors and Executive Officers of the Registrant....11
     Item 11. Executive Compensation................................11
     Item 12. Security Ownership of Certain Beneficial Owners and
               Management...........................................11
     Item 13. Certain Relationships and Related Transactions........11

PART IV.............................................................12
     Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..........................................12

SIGNATURES......................................................... 16

                                     PART I




ITEM 1.           BUSINESS


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

         The Registrant's textile operations consist primarily of knitting and finishing synthetic yarns on tricot and raschel warp knitting machines and synthetic and natural yarns on circular double and single knit machines. Products in which the Registrant's textile fabrics are used include a broad line of ready to wear and intimate apparel for men, women and children; children's sleepwear; activewear; recreational apparel; home furnishing applications; over-the-counter fabrics sold to major fabric specialty chain stores; industrial fabrics; upholstery fabrics for the residential and contract markets; and health care and consumer product related applications.

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

         The Registrant engages in research and product development activities which are directed to the creation of new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $3,824,000, $4,347,000 and $4,184,000 in fiscal 1993, 1994 and 1995 respectively. Through these efforts, the Registrant has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel, both domestically and in foreign markets. Similarly, the Registrant has also developed a full line of proprietary sheets and blankets, including specialty blankets for airlines.

         While the Registrant utilizes various trademarks and trade names in connection with the promotion and sale of its products, it does not believe that the loss or expiration of any such trademark or trade name would have a material adverse effect on its operations.

         The Registrant's products are marketed primarily by its full-time sales personnel, although the Registrant also utilizes the services of independent representatives located throughout much of the United States and abroad. Advertisements in various media, in cooperation with producers of yarn utilized by the Registrant, are also employed as a marketing tool.

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

         For fiscal 1995, the Registrant's aggregate sales to companies under the common control of Sara Lee Corporation accounted for approximately 16% of the Registrant's net sales. The receivables from this group of customers represent approximately 22% of the Registrant's December 2, 1995 accounts receivable balance. The Registrant's export sales are not material.


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

EMPLOYEES

         The Registrant's employees who number approximately 1,600 are not represented by unions. The Registrant considers relations with its employees to be satisfactory.


ITEM 2.           PROPERTIES.

         The Registrant's manufacturing operations are conducted in facilities owned by the Registrant in Lincolnton, Maiden, Cherryville and Salisbury, which are all in North Carolina, and in facilities leased by the Registrant in Amsterdam, New York. All of the Registrant's facilities are generally utilized on a full-time, five to six day-a-week basis.

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

         At the Maiden plant facility, the Registrant conducts a variety of manufacturing operations, including warping for the tricot and lace machines and single and double knitting of fabrics. The Salisbury facility is the site of the Registrant's consumer products and institutional products manufacturing, retail and over- the-counter operations. The Registrant's Amsterdam facilities are devoted to tricot warping and tricot knitting operations and warehousing. Approximately 106,000 square feet in one of the Registrant's Amsterdam plants is utilized for the production of urethane coated fabrics and laminating operations.

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


                                                    APPROXIMATE               LEASE
LOCATION             PRINCIPAL USE                  FLOOR SPACE          EXPIRATION DATE

Lincolnton,          Dyeing and Finishing,         630,550 sq.ft.              (1)
North                Raschel and Tricot
Carolina             Warp Knitting, Printing
                     and Warehouse

Lincolnton,          Warehouse                     55,000 sq. ft.              (1)
North Carolina

Maiden,              Warping, Circular Single      224,013 sq.ft.              (1)
North Carolina       and Double Knitting and
                     Warehouse

Salisbury,           Manufacturing Finished        125,000 sq.ft.              (1)
North Carolina       Consumer Products and
                     Retail Over- the-Counter
                     Fabric

Amsterdam,           Polyurethane Coating          106,000 sq.ft.          12/31/99 (2)
New York             Manufacturing
                     Operations and Bonding
                     and Laminating

Amsterdam,           Warping, Tricot  Knitting     367,000 sq.ft.          12/31/06 (2)
New York             and Warehouse

Cherryville,         Dyeing and Finishing         197,000 sq. ft.              (1)
North
Carolina

New York,            Executive Offices and         33,000 sq. ft.           4/30/96 (3)
New York             Showroom Facilities


------------------------
(1) Owned by the Registrant.
(2) Capitalized building lease - See note 5 of Notes to Consolidated Financial Statements.
(3) Registrant is currently negotiating a new lease.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Registrant as of February 20, 1996.


NAME                  AGE    POSITIONS AND OFFICES

Samson Bitensky...... 76     Chairman of the Board of Directors, President and
                             Chief Executive Officer

David A. Miller...... 58     Vice President-Finance and Treasurer


Stanley August....... 64     Vice President

Steven Myers......... 47     Vice President

Sherman S. Lawrence.. 77     Secretary and Director


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

         DAVID A. MILLER has been employed by the Registrant since 1966 and has served as its Controller from 1973 until December 7, 1995 and as Vice President
- Finance and Treasurer since December 7, 1995. On December 6, 1995 Mr. Howard Soren, Chief Financial Officer, Vice President-Finance and Treasurer of the Registrant since 1972 retired from the Registrant.

         STANLEY AUGUST has been employed by the Registrant since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August has served as Vice President - Fabric Operations from 1987 until March 30, 1992 and as Vice President since March 30, 1992.

         STEVEN MYERS, an attorney, has been employed by the Registrant in various senior administrative and managerial capacities since 1982. He served as Vice President - Sales for more than five years prior to May 1988 and has served as Vice President since that time. Mr.
Myers is the son-in-law of Mr. Bitensky.

         SHERMAN S. LAWRENCE has served as a Director of the Registrant since 1966 and as Secretary since 1968. Mr. Lawrence has been an attorney for in excess of the past five years and also serves as co-counsel to the Registrant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Registrant's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

  FISCAL 1995

First Quarter....................  $ 32            $30

Second Quarter...................  $ 31 7/8        $ 29

Third Quarter....................  $ 32 3/4        $ 30 1/4

Fourth Quarter...................  $ 31 3/4        $ 29

FISCAL 1994

First Quarter....................  $ 36            $ 33 3/8

Second Quarter...................  $ 36 1/8        $ 33 7/8

Third Quarter....................  $ 34 7/8        $ 31 7/8

Fourth Quarter...................  $ 32 3/4        $ 30 3/8



          At February 20, 1996, there were approximately 736 holders of record of Common Stock. For fiscal 1994, quarterly dividends of $.16 per share were declared on March 18, 1994, June 16, 1994, August 18, 1994 and November 28, 1994. For fiscal 1995, a quarterly dividend of $.16 per share was declared on February 13, 1995 and quarterly dividends of $.175 per share were declared on May 22, 1995, August 21, 1995 and November 27, 1995. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Registrant.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.


                                                 As at or for the fiscal year ended
                        December 2,   December 3,  November 27,  November 28,    November 30,
                          1995         1994(3)       1993          1992              1991
                                           (In thousands, except share data)

Net Sales ..........   $  182,000   $  189,753   $  189,586   $  189,288       $  185,560

Income before taxes
  on income ........       13,760       22,428       25,531       25,767           23,088

Net income .........        9,410       15,093       17,006       16,917           15,488

Earnings per .......         1.57         2.44         2.75         2.65             2.52
share(1)

Total assets .......      161,027      163,133      157,499      138,952          140,119

Long-term debt .....          678          731          799          822              862

Stockholders' equity      132,932      129,533      124,326      109,172          109,450

Book value per
  share (1) (2) ....        22.42        21.52        19.98        18.01            17.70

Cash dividends
  per share(1) .....         .685          .64          .64          .50              .50

Weighted average
 number of shares
 outstanding(1) ....    5,981,690    6,189,831    6,181,186    6,390,706        6,141,495


---------------------

(1) Adjusted to give effect to a two-for-one stock split to holders of record as of May 24, 1991.

(2) Computed  by  dividing   stockholders'  equity  by  the  number  of  shares
    outstanding at year-end.

(3) Fifty-three weeks.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales for the 1995 fiscal year were $182,000,000 as compared to $189,753,000 in 1994, a decrease of 4.1%. The decline reflected an industry wide slowdown in demand for knit fabrics as a result of weak consumer purchasing of apparel at the national retail level as well as highly competitive market conditions. Fiscal 1995 included 52 weeks of operations as compared to 53 weeks in 1994, also contributing to the sales decline.

         Average gross profit margins were 14.9% in fiscal 1995, as compared to 19.7% in 1994. Increases in the cost of raw materials (primarily fiber prices), a less favorable product mix, and highly competitive market conditions have all exerted downward pressures on profit margins. Plant operations were adversely impacted by the current product mix and operating rates at manufacturing facilities declined from year-ago levels. In addition, because of higher unit inventory costs resulting from material price increases, LIFO inventory reserves increased $893,000 during fiscal 1995 (with a corresponding charge to earnings), as compared to an increase of $98,000 in the 1994 period.

         Selling, general and administrative expenses declined by $420,000, and as a percentage of sales remained relatively level at 9.5% for fiscal 1995 and 9.4% for 1994. The decline relates primarily to lower incentive based compensation.

         Interest and dividend income increased by 7.8% to $3,676,000 as against $3,410,000 in fiscal 1994, as higher comparative returns more than offset lower average available investment balances.

         The   Registrant  had  realized  gains  from  the  sale  of  investment securities of $511,000 in fiscal 1995 as against losses of $473,000 in the 1994 period, as a result of improved market conditions.

         The effective income tax rate for the year was 31.6% as against 32.7% in 1994. The decline was primarily attributable to higher tax exempt interest as a percentage of pre-tax income in fiscal 1995.

         As a result of these factors, net income declined to $9,410,000 or 5.2% of sales, from $15,093,000, or 8.0% of sales in fiscal 1994. Earnings per share, which are based on the weighted average number of shares outstanding (5,981,690 vs 6,189,831), were $1.57 as compared to $2.44 in fiscal 1994. There was no stock option related dilution in either year.

         FISCAL 1994 COMPARED TO FISCAL 1993

         Net sales for the 1994 fiscal year were $189,753,000 as compared to $189,586,000 in 1993. An increase of 11.2% in fourth quarter shipments offset the sales decline for the first nine months of fiscal 1994. Mid-year customer demand, which had been adversely affected by postponement of scheduled deliveries by several large customers as well as weak consumer purchasing at the retail level, strengthened in the final quarter of fiscal 1994, which also contained an extra week. Improved comparative shipments also continued into December and January of fiscal 1995.

         Average profit margins declined from 20.4% in fiscal 1993 to 19.7% in 1994, primarily as a result of a less profitable product mix. Plant operations were also adversely impacted by the changed product mix as operating rates at certain related manufacturing facilities declined from fiscal 1993 levels. The effect of changes in LIFO inventory reserves was negligible in both years.

         Selling, general and administrative expenses, as a percentage of sales, increased from 8.9% in fiscal 1993 to 9.4% as dollar expenditures rose 5.3% on similar volume. The increase relates primarily to higher consulting fees as well as sales associated expenses.

         Other income decreased by $917,000 to $2,809,000. Although interest and dividend income increased by 10% to $3,410,000 (mainly as a result of larger balances available for investments), losses on marketable securities were realized in the amount of $473,000 as compared to a gain of $738,000 in fiscal 1993. A series of increases in interest rates by the Federal Reserve Board as well as expectations by financial markets of continued rising rates resulted in declines in the market value of portions of the Registrant's investment portfolio.

         Notwithstanding a slight increase in the Federal statutory income tax rate for fiscal 1994, the overall effective income tax rate declined to 32.7% as against 33.4% for fiscal 1993. An increase in tax-exempt interest income accounted for the decline.

         As a result of these factors, net income declined by 11.2%, to $15,093,000 from $17,006,000 in fiscal 1993. Earnings per share, which are based on the average number of shares outstanding during the year, were $2.44 in fiscal 1994 as compared to $2.75 in 1993. There was no stock option related dilution in either year.

         LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities in fiscal 1995 was $13,230,000 as compared to $18,587,000 in the comparative 1994 period. This decrease relates principally to a decline of $5,683,000 in net income.

         Capital expenditures for the current fiscal year were $5,215,000 as against $7,364,000 in the 1994 comparable period. The Registrant purchased additional high speed knitting machines and dyeing and finishing equipment to increase manufacturing efficiencies and reduce unit costs, and also installed energy conservation related equipment in its production facilities.

         During fiscal 1995, the Registrant repurchased 144,931 shares of its Common Stock at an average price of $31.18 per share, for a total outlay of $4,519,000. Subsequent to the fiscal year-end, the Registrant repurchased an additional 31,200 shares at an average price of $30.05 per share. The Registrant intends to continue to purchase shares of its Common Stock from time-to-time as market conditions warrant and price criteria are met.

         During fiscal 1995, the Registrant declared regular quarterly dividends totaling $0.685 per share. In addition, the Registrant declared a regular quarterly dividend of $0.175 per share payable March 8, 1996, to stockholders of record as of February 23, 1996.

         Stockholders' equity rose to $132,932,000, or $22.42 book value per share, from $129,533,000, or $21.52 per share, at the previous fiscal year-end.

         Management believes that the current financial position of the Registrant is adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.

         INFLATION

         The Registrant does not believe the effects of inflation have had a significant impact on the consolidated financial statements.

         RECENT ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for LongLived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Registrant will adopt SFAS No. 121 in fiscal 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Registrant does not anticipate adopting SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages F-1 and S-1.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         See Part I, Item 4. "Executive Officers of the Registrant." Other information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 1, 1996 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 1, 1996 pursuant to Regulation 14A.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 1, 1996 pursuant to Regulation 14A.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than April 1, 1996 pursuant to Regulation 14A.

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

         3.2 - Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to the 1993 10-K.

         3.3 - Certificate of Amendment of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (the "1994 10-K").

         4.1 - Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4-A to Registration Statement No. 2-30163, filed on November 4, 1968.

         4.2 - Rights Agreement dated as of June 6, 1990 between the Registrant and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to purchase Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K

         4.3     - Amendment to the Rights Agreement between the
                   Registrant and Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to
                   Exhibit 4.3 to the 1993 10-K.

         10.1 - 1987 Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.1 to the 1993 10-K.

         10.2     - Employment Agreement dated as of March 1, 1993,
                    between the Registrant and Samson Bitensky, incor-porated by reference to Exhibit 10.2 to the 1993 10 -K.

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

         10.5     - Amendment to the Retirement Plan effective December
                    1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

         10.6     - Amendment to the Retirement Plan dated November 21,
                    1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

         10.7     - Amendment to the Retirement Plan dated August 29,
                    1986, incorporated by reference to Exhibit 10.7 to the 1993 10-K.

         10.8     - Amendment to the Retirement Plan effective as of
                    December 1, 1989, incorporated by reference to Exhibit
                    10.8 to the 1993 10-K.

         *10.9    - Amendment to the Retirement Plan dated September
                    21, 1995.

         10.10    - Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit
                    Sharing Plan"), incorporated by reference to Exhibit
                    10.9 to the 1993 10-K.

         10.11    - Amendment to the Profit Sharing Plan effective
                    December 1, 1978, incorporated by reference to Exhibit
                    10.10 to the 1993 10-K.

         10.12    - Amendment dated December 1, 1985 to the Profit
                    Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.

         10.13    - Amendment dated February 5, 1987 to the Profit
                    Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

         10.14    - Amendment dated December 24, 1987 to the Profit
                    Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

         10.15    - Amendment dated June 30, 1989 to the Profit Sharing
                    Plan, incorporated by reference to Exhibit 10.14 to the 1993 10-K.

         10.16    - Amendment dated February 1, 1991 to the Profit
                    Sharing Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

         *10.17  -  Amendment dated September 1, 1995 to the Profit
                    Sharing Plan.

         10.18    - Lease dated as of December 8, 1988 between
                    Glockhurst Corporation, N.V. and the Registrant, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

         10.19    - Lease Modification Agreement dated April 2, 1991
                    between Glockhurst Corporation, N.V. and the Registrant, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

         10.20    - Lease dated as of March 1, 1979 between City of
                    Amsterdam Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit
                    10.18 to the 1993 10-K.

         10.21    - Lease dated as of January 1, 1977 between City of
                    Amsterdam Industrial Development Agency and
                    Lamatronics Industries, Inc., incorporated by reference to Exhibit 10.19 to the 1993 10-K.

         10.22    - Form of indemnification agreement between the
                    Registrant and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

         10.23    - Restricted Share Agreement dated October 1, 1991
                    between the Registrant and Steven Myers, incorporated by reference to Exhibit 10.21 to the 1993 10-K.

         10.24    - Restricted Share Agreement dated October 1, 1991
                    between the Registrant and Howard Soren, incorporated by reference to Exhibit 10.22 to the 1993 10-K.

         10.25    - Restricted Share Agreement dated October 1, 1991
                    between the Registrant and Stanley August, incor-porated by reference to Exhibit 10.23 to the 1993 10-K.

         10.26    - Registrant's Employee Stock Ownership Plan effective
                    as of Nov. 25, 1991, incorporated by reference to
                    Exhibit 10.24 to the 1993 10-K.

         *10.27    -  Amendment dated September 21, 1995 to the
                      Employee Stock Ownership Plan.

          10.28    - Registrant's Non-Qualified Executive Retirement Plan
                     dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

         21        - Subsidiaries of the Registrant incorporated by reference to Exhibit 21 to the 1994 10-K.

         *23       - Consent of BDO Seidman, LLP.

         **27      - Financial Data Schedule pursuant to Article 5 of
                     Regulation S-X.

-------------------------

*    Filed herewith
**   Filed with EDGAR version only

         (b)  Reports on Form 8-K: None

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

              FISCAL YEARS ENDED DECEMBER 2, 1995, DECEMBER 3, 1994
                              AND NOVEMBER 27, 1993

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-3

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets                                                            F-4
  Statements of income                                                      F-5
  Statements of stockholders' equity                                        F-6
  Statements of cash flows                                                  F-7

SUMMARY OF ACCOUNTING POLICIES                                        F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Fab Industries, Inc.
New York, New York



We have audited the consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of December 2, 1995 and December 3, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 2, 1995. We have also audited the schedule listed in the index on page S-2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of December 2, 1995 and December 3, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 2, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                   /s/ BDO Seidman, LLP

New York, New York
February 9, 1996

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 2,            December 3,
                                                                    1995                   1994
ASSETS

CURRENT:
    Cash and cash equivalents (Note 1)                         $   7,883,000          $  11,143,000
    Investment securities available-for-sale (Note 2)             54,674,000              6,181,000
    Investment securities held-to-maturity (Note 2)                        -             12,604,000
    Accounts receivable, net of allowance of $500,000
     and $950,000 for doubtful accounts (Note 13)                 35,217,000             32,590,000
    Inventories (Note 3)                                          27,267,000             29,994,000
    Deferred income taxes (Note 9)                                         -                274,000
    Other current assets                                           1,970,000              2,355,000
                                                                  ----------          -------------
       TOTAL CURRENT ASSETS                                      127,011,000             95,141,000

INVESTMENT SECURITIES HELD-TO-MATURITY,
 DUE AFTER ONE YEAR (NOTE 2)                                               -             33,873,000
PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 4)                      31,579,000             31,932,000
OTHER ASSETS                                                       2,437,000              2,187,000
                                                                  ----------            -----------
                                                                $161,027,000           $163,133,000
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
    Accounts payable                                            $ 12,661,000          $  14,289,000
    Corporate income and other taxes                               1,886,000              2,014,000
    Payable to broker (purchase of treasury stock)                         -              3,798,000
    Accrued payroll and related expenses                           4,295,000              4,787,000
    Dividends payable                                              1,038,000                963,000
    Other current liabilities                                        470,000                412,000
    Deferred income taxes (Note 9)                                   246,000                      -
                                                                  ----------              ---------
       TOTAL CURRENT LIABILITIES                                  20,596,000             26,263,000

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT
 MATURITIES (NOTE 5)                                                 678,000                731,000
OTHER NONCURRENT LIABILITIES                                       1,961,000              1,469,000
DEFERRED INCOME TAXES (NOTE 9)                                     4,860,000              5,137,000
                                                                 -----------            -----------
       TOTAL LIABILITIES                                          28,095,000             33,600,000

COMMITMENTS (NOTES 8 AND 10)
STOCKHOLDERS' EQUITY (NOTES 2, 6, 7, 8, 9 AND 10):
     Preferred stock, $1 par value
    - shares authorized
     2,000,000; none issued                                                -                      -
    Common stock, $.20 par value - shares authorized
     15,000,000; issued 6,549,894 and 6,493,494                    1,309,000              1,298,000
    Additional paid-in capital                                     6,150,000              5,214,000
    Retained earnings                                            152,473,000            147,154,000
    Loan to employee stock ownership plan                         (8,697,000)            (9,487,000)
    Net unrealized holding gain (loss) on investment
     securities available-for-sale, net of taxes                     224,000               (314,000)
    Unearned restricted stock compensation                          (228,000)              (552,000)
    Cost of common stock held in treasury - 619,635
     and 474,704 shares                                          (18,299,000)           (13,780,000)
                                                                ------------           ------------

       TOTAL STOCKHOLDERS' EQUITY                                132,932,000            129,533,000
                                                                ------------           ------------
                                                                $161,027,000           $163,133,000
                                                                ============           ============

                         See accompanying summary of accounting
                             policies and notes to consolidated
                             financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Fiscal year ended

                                                            December 2,            December 3,          November 27,
                                                               1995                   1994                  1993

NET SALES (NOTE 13)                                       $ 182,000,000         $  189,753,000       $   189,586,000

COST OF GOODS SOLD                                          154,956,000            152,372,000           150,906,000
                                                           ------------           ------------          ------------

    GROSS PROFIT                                             27,044,000             37,381,000            38,680,000

SELLING, SHIPPING AND ADMINISTRATIVE
 EXPENSES                                                    17,342,000             17,762,000            16,875,000
                                                            -----------            -----------           -----------

    OPERATING INCOME                                          9,702,000             19,619,000            21,805,000
                                                            -----------            -----------           -----------

OTHER INCOME (EXPENSES):
    Interest and dividend income (Note 12)                    3,676,000              3,410,000             3,099,000
    Interest expense                                           (129,000)              (128,000)             (111,000)
    Net gain (loss) on investment securities (Note 2)           511,000               (473,000)              738,000
                                                             ----------            ------------         ------------

     TOTAL OTHER INCOME                                       4,058,000              2,809,000             3,726,000
                                                             ----------             ----------           -----------

INCOME BEFORE TAXES                                          13,760,000             22,428,000            25,531,000

TAXES ON INCOME (NOTE 9)                                      4,350,000              7,335,000             8,525,000
                                                             ----------             ----------            ----------

NET INCOME                                                $   9,410,000         $   15,093,000         $  17,006,000
                                                             ==========            ===========           ===========

EARNINGS PER SHARE                                        $        1.57         $         2.44        $         2.75
                                                             ==========          =============         =============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING                                            5,981,690              6,189,831             6,181,186
                                                             ==========          =============         =============

CASH DIVIDENDS DECLARED PER SHARE (NOTE 11)                  $     .685         $          .64       $           .64
                                                             ==========         ==============       ===============

                       See accompanying summary of accounting
                          policies and notes to consolidated
                          financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock

                                                                                     Loan to        Net
                                                                                    employee     unrealized   Unearned
                                                            Additional                stock        holding    restricted
                                       Number of             paid-in     Retained   ownership       gain       stock
                           Total         shares    Amount    capital     earnings     plan         (loss)   compensation

Balance, November 28,
  1992                  $109,172,000   6,231,394 $1,246,000 $1,163,000 $122,971,000 $(11,067,000) $      -  $(1,144,000)

  Net income -
   fiscal 1993            17,006,000           -          -          -   17,006,000            -         -           -

  Cash dividends,
     $.64 per share       (3,983,000)          -          -          -   (3,983,000)           -         -           -

  Exercise of stock
   options                 3,817,000     246,300     49,000  3,768,000            -            -         -           -

  Purchase of treasury
   stock                  (2,788,000)          -          -          -            -            -         -           -

  Compensation under
   restricted stock
   plan (Note 6)             312,000           -          -          -            -            -        -       312,000

  Payment of loan from
   ESOP (Note 8)             790,000           -          -          -            -      790,000        -             -
                         -----------  ----------  ---------  ---------  -----------  -----------   ------   -----------

Balance, November 27,
 1993                    124,326,000   6,477,694  1,295,000  4,931,000  135,994,000  (10,277,000)       -      (832,000)

  Net income -
   fiscal 1994            15,093,000           -          -          -   15,093,000            -        -             -

  Cash dividends,
   $.64 per share         (3,933,000)          -          -          -   (3,933,000)           -        -             -

  Exercise of stock
   options                   279,000      15,800      3,000    276,000            -            -        -             -

  Purchase of treasury
   stock                  (7,023,000)          -          -          -            -            -        -             -

  Compensation under
   restricted stock
   plan (Note 6)             315,000           -          -          -            -            -        -       315,000

  Payment of loan from
   ESOP (Note 8)             790,000           -          -          -            -      790,000        -             -

  Issuance of treasury
    stock under restricted
    stock plan                     -           -          -      7,000            -            -        -       (35,000)

  Net unrealized holding
   loss on investment
   securities  available-
   for-sale, net of taxes   (314,000)          -          -          -            -            - (314,000)            -
                         -----------  ----------  ---------  ---------  -----------  -----------   ------   -----------

Balance, December 3,
 1994                    129,533,000   6,493,494  1,298,000  5,214,000  147,154,000   (9,487,000)(314,000)     (552,000)

  Net income -
   fiscal 1995             9,410,000          -          -            -   9,410,000            -        -             -

  Cash dividends,
   $.685 per share        (4,091,000)         -          -            -  (4,091,000)           -        -             -

  Exercise of stock
   options                   947,000     56,400     11,000      936,000           -            -        -             -

  Purchase of treasury
   stock                  (4,519,000)         -          -            -           -            -        -             -

  Compensation under
   restricted stock
   plan (Note 6)             324,000          -          -           -            -            -        -       324,000

  Change in net unrealized
   holding gain (loss) on
   investment securities
   available-for-sale,
   net of taxes              538,000          -          -           -            -            -  538,000             -

  Payment of loan from
   ESOP (Note 8)             790,000          -          -           -            -      790,000        -             -
                         -----------  ----------  ---------  ---------  -----------  -----------   ------   -----------

Balance, December 2,
 1995                   $132,932,000   6,549,894 $1,309,000 $6,150,000 $152,473,000 $ (8,697,000)$224,000   $  (228,000)
                        ============   =========  ========= ==========  =========== ============  =======    ==========


Note: The Company has 2,000,000 shares of authorized, but unissued preferred stock.


     See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                  Treasury Stock


                                              Number of
                                               shares       Cost
Balance, November 28,
  1992                                        (169,692)  $ (3,997,000)

  Net income -
   fiscal 1993                                       -              -

  Cash dividends,
     $.64 per share                                  -              -

  Exercise of stock
   options                                           -              -

  Purchase of treasury
   stock                                       (84,169)    (2,788,000)

  Compensation under
   restricted stock
   plan (Note 6)                                     -              -

  Payment of loan from
   ESOP (Note 8)                                     -              -
                                               -------      ----------

Balance, November 27,
 1993                                         (253,861)    (6,785,000)

  Net income -
   fiscal 1994                                       -              -

  Cash dividends,
   $.64 per share                                    -              -

  Exercise of stock
   options                                           -              -

  Purchase of treasury
   stock                                      (221,843)    (7,023,000)

  Compensation under
   restricted stock
   plan (Note 6)                                     -              -

  Payment of loan from
   ESOP (Note 8)                                     -              -

  Issuance of treasury
    stock under restricted
    stock plan                                   1,000         28,000

  Net unrealized holding
   loss on investment
   securities  available-
   for-sale, net of taxes                            -              -
                                               -------       ---------

Balance, December 3,
 1994                                         (474,704)   (13,780,000)

  Net income -
   fiscal 1995                                       -              -

  Cash dividends,
   $.685 per share                                   -              -

  Exercise of stock
   options                                           -              -

  Purchase of treasury
   stock                                      (144,931)    (4,519,000)

  Compensation under
   restricted stock
   plan (Note 6)                                     -              -

  Change in net unrealized
   holding gain (loss) on
   investment securities
   available-for-sale,
   net of taxes                                      -              -

  Payment of loan from
   ESOP (Note 8)                                     -              -
                                              --------    -----------

Balance, December 2,
 1995                                         (619,635)  $(18,299,000)
                                              =========   ===========

Note: The Company has 2,000,000 shares of authorized, but unissued preferred stock.


     See accompanying summary of accounting policies and notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)

                                                                        Fiscal year ended
                                                             December 2,            December 3,          November 27,
                                                                1995                   1994                  1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $   9,410,000            $15,093,000           $17,006,000
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Provision for doubtful accounts                        400,000                300,000               600,000
          Depreciation and amortization                        5,568,000              5,425,000             5,366,000
          Deferred income taxes                                 (121,000)               402,000              (696,000)
          Compensation under restricted
             stock plan                                          324,000                315,000               312,000
          Net (gain) loss on investment
             securities                                         (511,000)               473,000              (738,000)
          Decrease (increase) in:
             Accounts receivable                              (3,027,000)             2,793,000            (5,928,000)
             Inventories                                       2,727,000             (5,672,000)              128,000
             Other current assets                                385,000                (37,000)             (624,000)
             Other assets                                       (250,000)              (175,000)             (547,000)
          Increase (decrease) in:
             Accounts payable                                 (1,628,000)               777,000             2,330,000
             Accruals and other liabilities                     (122,000)            (1,107,000)            1,276,000


NET CASH PROVIDED BY OPERATING ACTIVITIES                     13,155,000             18,587,000            18,485,000


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                (5,215,000)            (7,364,000)           (4,942,000)
    Proceeds from sales of investment securities               9,746,000              7,110,000             4,760,000
    Acquisition of investment securities                     (10,350,000)            (8,429,000)          (26,057,000)


NET CASH USED IN INVESTING ACTIVITIES                         (5,819,000)            (8,683,000)          (26,239,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                (8,317,000)            (3,225,000)           (2,788,000)
    Principal repayment on loan to employee
       stock ownership plan                                      790,000                790,000               790,000
    Dividends                                                 (4,016,000)            (6,953,000)           (3,983,000)
    Exercise of stock options                                    947,000                279,000             3,817,000


NET CASH USED IN FINANCING ACTIVITIES                        (10,596,000)            (9,109,000)           (2,164,000)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (3,260,000)               795,000            (9,918,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  11,143,000             10,348,000            20,266,000


CASH AND CASH EQUIVALENTS, END OF YEAR                     $   7,883,000            $11,143,000           $10,348,000


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS:
   Fab Industries, Inc. (the "Company") is a major manufacturer of knitted textile fabrics, laces and finished home products as well as polyurethane coated fabrics. Sales of textile products comprised substantially all of the Company's sales in fiscal 1995, 1994 and 1993, and such sales were primarily made to United States customers. Accordingly, the Company considers itself to be operating in a single segment business.

PRINCIPLES OF CONSOLIDATION:
   The  financial  statements  include  the  accounts  of the  Company  and  its
subsidiaries,   all  of  which  are  wholly  owned.   Significant   intercompany
transactions and balances have been eliminated.

FISCAL YEAR:
   The Company's fiscal year ends on the Saturday closest to November 30. Fiscal 1995 and 1993 had fifty- two weeks, and fiscal 1994 had fifty three weeks.

RISKS AND UNCERTAINTIES:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH EQUIVALENTS:
   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS:
   Effective as of the fourth quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as either held-to-maturity, trading, or available-for-sale.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

  Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses, net of any tax effect, recorded as a separate component of stockholders' equity. In fiscal 1994, the Company classified certain investment securities as held-to-maturity. Due to changes in management's investment philosophy during fiscal 1995, the Company has transferred investment securities from the held-tomaturity to the available-for-sale category. As a result, all investment securities are now classified as available-for-sale. The effect of this change was to increase stockholders' equity by $167,000, representing the net unrealized holding gain on these securities, net of taxes, at the date of the change.

   Gains and losses on sales of investment securities are computed using the specific identification method.

   The cumulative effect of adopting SFAS 115 was not material.

INVENTORIES:
   Inventories are valued at the lower of cost or market. For a majority of the inventories, cost is determined by the last-in, first-out (LIFO) method with the balance being determined by the first-in, first-out (FIFO) method, which approximates replacement cost (see Note 3).

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment are stated at cost. Depreciation is computed using principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks (see Note 4).

RESEARCH AND DEVELOPMENT COSTS:
   Research and development costs are charged to expenses in the year incurred and amounted to $4,184,000 $4,347,000 and $3,824,000 in fiscal 1995, 1994 and
1993, respectively.

TAXES ON INCOME:
   The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109),"Accounting for Income Taxes".

   Provision is made for deferred income taxes which result from various temporary differences, mainly relating to the use of accelerated depreciation for tax purposes (see Note 9).

EARNINGS PER SHARE:
   Earnings  per share has been  computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the period.

REVENUE RECOGNITION:
   The Company recognizes substantially all of its revenues upon shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

RECLASSIFICATION:
   Certain fiscal 1994 and 1993 balances were reclassified to conform with the fiscal 1995 presentation.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


   Cash and cash equivalents at December 2, 1995 and December 3, 1994 consisted of the following (in thousands):

                                                  1995                1994
                                                 ------             ------
Cash                                             $1,335            $ 1,490
Tax-free short-term debt instruments              6,548              9,653
                                                 ------             ------

                                                 $7,883            $11,143
                                                 ======            =======

NOTE 2 - INVESTMENT SECURITIES
--------------------------------------------------------------------------------


   Investment securities available-for-sale at December 2, 1995 and December 3, 1994 consisted of the following (in thousands):

                                           Gross          Gross
                                         Unrealized     Unrealized
                               Cost    Holding Gain   Holding Loss   Fair Value

       1995:

Equities                    $  1,814        $109          $(259)       $  1,664
U.S. Treasury obligations         52           -              -              52
Tax-exempt obligations        47,769         578            (79)         48,268
Corporate bonds                4,665         116            (91)          4,690
                             -------        ----          -----         -------

                             $54,300        $803          $(429)        $54,674
                             =======        ====          =====         =======


       1994:

Equities                    $  6,709        $313         $(841)        $  6,181
                             =======        ====          =====         =======


   At December 3, 1994, the carrying value and estimated fair values of investment securities held-to-maturity were as follows:
                                              Gross        Gross
                             Amortized     Unrealized   Unrealized
                               Cost           Gain         Loss       Fair Value

U.S. Government securities    $     69        $  -        $    -      $     69
Corporate bonds                  5,800           8          (346)        5,462
Tax exempt obligations          40,608          18          (617)       40,009
                            ----------       ------       -------     --------

                               $46,477         $26         $(963)      $45,540
                               =======         ===         ======      =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





   The carrying values and approximate fair values of investments in debt securities available-for-sale, at December 2, 1995, by contractual maturity are as shown below:

                                                 Cost              Fair Value
Maturing in one year or less                    $11,321               $11,333
Maturing after one year through five years       31,711                32,117
Maturing after five years through ten years       9,454                 9,560
                                                -------               -------

                                                $52,486               $53,010
                                                =======               =======


   Gross and net realized gains and losses on sales of investment securities were:

                                          1995                  1994
                                          ----                  ----

Gross realized gains                      $762                $  640
Gross realized losses                     (251)               (1,113)
                                          ----                ------

Net realized gain (loss)                  $511                $ (473)
                                          ====                ======



NOTE 3 - INVENTORIES:
--------------------------------------------------------------------------------


   Inventories at December 2, 1995 and December 3, 1994 consisted of the following (in thousands, except for percentages):

                                                    1995                  1994
                                                   -------               ------

Raw materials                                     $11,753               $12,817
Work-in process                                     7,675                 7,908
Finished goods                                      7,839                 9,269
                                                  -------               -------

                                                  $27,267               $29,994
                                                  =======               =======

Approximate percentage of inventories
 valued under LIFO method                             66%                   66%
                                                      ===                   ===

Excess of FIFO valuation over LIFO valuation     $  7,903              $  7,010
                                                 ========               =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------


   Property, plant and equipment at December 2, 1995 and December 3, 1994 consisted of the following (in thousands):

                                                       1995         1994
                                                     --------     ------
Owned by the Company:
    Land and improvements                            $    698     $    673
    Buildings and improvements                         12,668       12,362
    Machinery and equipment                            86,405       81,561
    Trucks and automobiles                              1,538        1,498
    Office equipment                                      656          656
    Leasehold improvements                                808          808
                                                     --------      -------

                                                      102,773       97,558
Property under capital leases:
    Land                                                   18           18
    Buildings and improvements                          1,432        1,432
                                                     --------     --------

                                                      104,223       99,008
Less: Accumulated depreciation and amortization        72,644       67,076
                                                     --------     --------

                                                     $ 31,579      $31,932
                                                     ========      =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES
--------------------------------------------------------------------------------


   Obligations under capital leases at December 2, 1995 and December 3, 1994 consisted of the following (in thousands):

                                                                   1995    1994
                                                                   ----    ----
Obligations under capital leases through 2006 payable in monthly
  installments of $11 including interest at 10% per annum          $706    $759

Less:    Current maturities (included with other current
         liabilities)                                                28      28
                                                                   ----    ----

                                                                   $678    $731
                                                                    ====   ====

Aggregate installments on obligations under capital leases maturing after one year are as follows:

Fiscal year ending (in thousands):
                                            1997           $  61
                                            1998              67
                                            1999              73
                                            2000              79
                                            Thereafter       398
                                                            ----
                                                            $678

NOTE 6 - STOCK COMPENSATION PLANS:
--------------------------------------------------------------------------------


Stock Option Plan:
   Under the Company's 1987 stock option plan, the Company may grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

   During fiscal 1995 and 1993, no options were granted. During fiscal 1994, options covering 10,000 shares were granted.

   During fiscal 1995, 1994 and 1993 options covering 56,400, 15,800 and 246,300 shares, respectively, were exercised and during the same period options for 1,800, 13,400 and 1,700 shares were cancelled.

   As of the end of fiscal 1995, 1994 and 1993, respectively, the Company had outstanding incentive stock options for the purchase of 129,200, 187,400 and 206,600 shares; 168,800, 167,000 and 163,600 shares were still available for future grants. The exercise prices range from $15.44 to $33.88 per share, expiring at various dates from 1996 to 2003.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan:
   During fiscal 1991, the Company approved a restricted stock plan which awarded 60,000 shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares will be held by the Company and will vest over the same five-year period.

   The shares were recorded at their quoted market value at the date of grant of $26 per share, or $1,560,000. The compensation element related to the awarding of such shares is recognized ratably over the five-year restriction period.

   During fiscal 1994, an additional 1,000 shares were awarded under terms similar to those described above.

   Compensation expense related to the above restricted shares for fiscal 1995, 1994 and 1993 was $324,000, $315,000 and $312,000, respectively.


NOTE 7 - STOCKHOLDER RIGHTS PLAN
--------------------------------------------------------------------------------


   During fiscal 1990, the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan"). The Rights Plan was subsequently amended in May 1991, following a 2 for 1 stock split. In connection with the Rights Plan, as amended, the Company declared a dividend of one-half share purchase right (a "Right") on each of its common shares. Each Right entitles the holders to buy from the Company one-half of a common share for every share owned at an exercise price of $60 per share. The Rights have a term of ten years and can only become exercisable upon Board of Directors' approval if a person or group acquires 20% of more of the Company's common shares, or announces that it intends to commence a tender offer which would result in the ownership of 30% or more of the common shares as defined in the Rights Plan. Until they become exercisable, the Rights will be evidenced by the Common Stock certificates and will be transferred only with such certificates. The Company is entitled to redeem the Rights at $.01 per Right at any time prior to the Rights' becoming exercisable. Upon an acquisition or similar transaction, the Rights will become exercisable at a 50% discount for Common Shares of an acquiring person. The Rights attach to all of the Company's common shares outstanding as of June 6, 1990, or subsequently issued, and expire on June 6, 2000.


NOTE 8 - BENEFIT PLANS
--------------------------------------------------------------------------------


Profit Sharing Plans:
   A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 1995, 1994 and 1993 were $415,000, $538,000 and $633,000, respectively.

   The Company established in fiscal 1990 a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees qualified profit sharing plan. Contributions for fiscal 1995, 1994 and 1993 were $123,000, $156,000 and $189,000, respectively.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Pension Plan:
   The Company's defined benefit plan covers all eligible hourly production employees. The benefits are based on years of service. Contributions are intended to provide benefits attributable to both past and future services.

   The net periodic pension cost of the defined benefit plan for fiscal 1995, 1994 and 1993 is as follows (in thousands):
                                                    1995      1994      1993
                                                    ----      ----      ----

Service cost                                      $  160    $  182    $ 152
Interest cost on projected benefit obligation        162       148      136
Actual return on plan assets                      (1,024)      213     (200)
Net amortization and deferral                        768      (525)     (58)
                                                  ------     -----     -----

Net periodic pension cost                         $   66    $   18    $  30
                                                  ======    ======    =====


   The following table presents a reconciliation of the funded status of the Plan for fiscal 1995 and 1994 (in thousands):



                                                    1995              1994
Accumulated benefit obligations including          -------           ------
vested benefits of ($2,242) and ($1,533)           $(2,560)          $(1,826)
                                                   =======           =======

Projected benefit obligation for service
  rendered to date                                 $(2,560)          $(1,826)
Plans assets at fair value,
  primarily listed stocks                            3,432             2,702
                                                   -------             ------
Projected plan assets in excess of benefit
obligation                                             872               876

Unrecognized net gain from past experience
different from that assumed and effects of
changes in assumptions                                (930)             (844)

Unrecognized prior service cost                         41                45

Unrecognized net asset at transition being
recognized over 11 years                               (84)             (112)
                                                  $  ------           ------


Accrued pension costs included in other
current liabilities                                   (101)         $    (35)
                                                  ========          ========

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The average discount rate was 8% in fiscal 1995 and 7% in fiscal 1994, and the expected rate of return on assets for both fiscal 1995 and 1994 was 8%.

Employee Stock Ownership Plan:
   On November 25, 1991, the Company established an Employee Stock Ownership Plan (ESOP) which covers all full time employees who have completed one year of service. On December 18, 1991, the ESOP purchased 340,000 shares of common stock from the Chairman of the Board of Directors and President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement dated December 18, 1991 for $11,857,000. The loan is payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

   Annual principal installments of $790,000 plus interest at prime were paid by the ESOP to the Company on August 1, 1995, August 2, 1994 and August 2, 1993. The balance on the ESOP indebtedness at December 2, 1995 of $8,697,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheet.

   ESOP contributions are recorded for financial reporting purposes as the ESOP shares become allocable to the Plan participants. All ESOP shares are considered outstanding in the determination of earnings per share.

   The portion of the common stock dividends declared relating to ESOP shares totaled $229,000, $216,000 and $217,000 for fiscal 1995, 1994 and 1993, respectively. Of these amounts, $60,000, $50,000 and $33,000 for fiscal 1995, 1994 and 1993, respectively, related to allocated shares and $169,000, $166,000 and $184,000 for fiscal 1995, 1994 and 1993, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

  As of December 2, 1995 and December 3, 1994, ESOP shares information was as follows:


                                                       1995            1994
                                                      -----            ----

    Allocated                                       102,281          77,312
    Committed to be released                         27,113          27,975
    In suspense                                     204,639         231,752
                                                   --------        --------

        Total shares held by ESOP                   334,033         337,039
                                                   ========        ========

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The net charges to earnings for fiscal 1995, 1994 and 1993 were as follows (in thousands):

                                             1995       1994         1993
                                             ----       ----         ----

Contribution to ESOP                         $1,513     $1,332       $1,252
Less: Interest income on loan to ESOP           840        708          646
                                            -------    -------      -------

Net charge to earnings                      $  673     $   624      $  606
                                            ======     =======      ======


   The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------


   Provisions for Federal, state and local income taxes for fiscal 1995, 1994 and 1993 consisted of the following components (in thousands):

                                     1995             1994              1993
                                     ----             ----              ----

Current:
         Federal                   $3,924           $6,104            $8,279
         State and local              547              829             1,037
                                   ------           ------            ------
                                    4,471            6,933             9,316
Deferred:
         Federal and state           (121)             402              (791)
                                   ------           ------           -------

                                   $4,350           $7,335            $8,525
                                   ======           ======            ======

   The net deferred tax liability at December 2, 1995 and December 3, 1994 consisted of the following (in thousands):

                                                              1995      1994
                                                              ----      ----
Long-term Portion:
  Gross deferred tax liability (asset) for:
   Excess depreciation for tax purposes                     $5,835    $5,728
   Future tax deductions for employee benefit plans           (933)     (596)
   Other                                                       (42)        5
                                                           -------    -------
                  Net long-term liability                    4,860     5,137
                                                            ------    ------

Current Portion:
  Gross deferred tax liability (asset) for:
   Allowance for doubtful accounts                             (92)     (175)
   Net unrealized holding (gain) loss on investment
    securities available-for-sale,
    included in stockholders' equity                           150      (214)
   Other                                                       188       115
                                                           -------   -------
                  Net current liability (asset)                246      (274)
                                                           -------   -------

  Net deferred tax liability                                $5,106    $4,863
                                                            ======    ======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The differences between the Company's effective tax rate and Federal statutory tax rate for fiscal 1995, 1994 and 1993 arose from the following:
                                           1995             1994         1993
                                                  (% of pretax income)

Federal tax expense at statutory rate      35.0%            35.0%        34.9%
State and local income taxes,
  net of Federal benefit                    3.0              2.7          2.6
Tax-free interest income and
  dividends received deduction             (6.2)            (3.3)        (2.6)
Other                                      (0.2)            (1.7)        (1.5)
                                           ----             ----         ----
Effective tax rate                         31.6%            32.7%        33.4%
                                           ====             ====         ====


NOTE 10 - COMMITMENTS
--------------------------------------------------------------------------------


Stock Repurchase:
   In March 1993, the Company entered into a five year agreement with the Chairman of the Board of Directors and President ("Chairman"). The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary.

Lease:
   The Company leases its New York City offices and showrooms at minimum annual rentals of $487,000 plus escalation and other costs, until April 1996 . The Company is presently negotiating a new lease.

   Rental expense for operating leases in fiscal 1995, 1994 and 1993 aggregated $671,000, $662,000 and $644,000, respectively.


NOTE 11 - STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


   Cash outlays for corporate income taxes and interest for fiscal 1995, 1994 and 1993 were as follows (in thousands):

                                      Corporate
                                      income taxes      Interest
                           1995          $4,634             $129
                           1994           7,865              128
                           1993           8,346              111

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Non-cash investing and financing activities:
   In fiscal 1995, a net unrealized holding gain of $374,000, less related income taxes of $150,000, on investment securities available-for-sale, was recorded as an increase in stockholders' equity.

   In fiscal 1994, a net unrealized holding loss of $528,000, less related income taxes of $214,000, on investment securities available-for-sale, was recorded as a reduction of stockholders' equity.

   As of December 3, 1994, treasury stock costing $3,798,000 had been purchased for which the broker was not paid until fiscal 1995.


NOTE 12 - INTEREST AND DIVIDEND INCOME
--------------------------------------------------------------------------------


   Interest and dividend income for the past three fiscal years were as follows (in thousands):

                              Interest         Dividend
                               income           income             Total

              1995              $3,546             $130            $3,676
              1994               3,112              298             3,410
              1993               2,848              251             3,099


NOTE 13 - MAJOR CUSTOMER
--------------------------------------------------------------------------------


   For fiscal 1995, 1994 and 1993, sales to a group of customers affiliated through common control accounted for approximately 16%, 10% and 10% of net sales, respectively. The receivables from this group of customers represented approximately 22% and 11% of the December 2, 1995 and December 3, 1994 accounts receivable balances, respectively.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------


   Quarterly earnings were as follows (in thousands, except for earnings per share):



                         First     Second     Third     Fourth
                       Quarter    Quarter   Quarter    Quarter        Total

Fiscal 1995:
Net sales              $41,433    $48,318   $44,879    $47,370     $182,000
Cost of goods sold      35,324     40,146    38,485     41,001      154,956
Net income               1,978      3,139     1,919      2,374        9,410
Earnings per share        $.33       $.52      $.32       $.40        $1.57

Fiscal 1994:
Net sales              $40,584    $49,733   $47,595    $51,841     $189,753
Cost of goods sold      32,909     40,078    38,328     41,057      152,372
Net income               2,624      3,772     3,841      4,856       15,093
Earnings per share        $.42       $.61      $.62       $.79        $2.44

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENTS SCHEDULE
                                FORM 10-K ITEM 14

              FISCAL YEARS ENDED DECEMBER 2, 1995, DECEMBER 3, 1994
                              AND NOVEMBER 27, 1993

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



SCHEDULE:

  II. Valuation and qualifying accounts                 S-3

                                   SCHEDULE II
                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)






Col. A                                    Col. B      Col. C                             Col. D        Col. E
------                                    ------      ------                             ------        ------


                                                                 Additions
                                                         (1)                  (2)
                                       Balance at      Charged                                       Balance
                                        beginning     to costs         Charged to                     at end
Description                              of year       and expenses  other accounts   Deductions     of year


Fiscal year ended December 2, 1995:
   Allowance for doubtful accounts       $ 950       $400 (i)              -         $(850)(ii)       $500
                                          ====       ========         ========       ==========       ====


Fiscal year ended December 3, 1994:
   Allowance for doubtful accounts       $1,600      $300 (i)              -         $(950)(ii)       $950
                                         ======      ========         ========       ==========       ====


Fiscal year ended November 27, 1993:
   Allowance for doubtful accounts       $1,400      $600 (i)              -         $(400)(ii)     $1,600
                                         ======      ========         ========       ==========     ======





(i) Current year's provision.

(ii) Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FAB INDUSTRIES, INC.
                                         (Registrant)


                                         By: /s/  Samson Bitensky
                                            ----------------------
                                                  Samson Bitensky
                     Chairman of the Board, Chief Executive
                     Officer and President

                                                   February  27, 1996
                                                   ------------------
                                                        Date

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE               DATE                 Capacity in Which Signed

/s/  Samson Bitensky   February 27, 1996  Chairman of the Board, Chief
---------------------                     Executive Officer, President and
     Samson Bitensky                      Director (Principal Executive Officer)


/s/ David A. Miller    February 27, 1996   Vice President-Finance and Treasurer
---------------------                     (Principal Financial and Accounting
    David A. Miller                        Officer)


/s/ Sherman S.Lawrence February 27, 1996  Secretary and Director
----------------------
    Sherman S.Lawrence

/s/ Lawrence Bober     February 27, 1996  Director
------------------
    Lawrence Bober

/s/  Richard Marlin    February 27, 1996  Director
--------------------
     Richard Marlin

/s/  Louis Feil        February 27, 1996  Director
--------------------
     Louis Feil

/s/ Oscar Kunreuther   February 27, 1996  Director
--------------------
    Oscar Kunreuther