Form 10-Q
period 1996-03-02
FAB INDUSTRIES INC
filed 1996-04-16
CIK 34136

Form 10-Q Quarterly Report

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                                FORM 10-Q

__X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________March 02, 1996_____


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
_______CLASS____________   _Shares Outstanding at April 12, 1996_
Common stock, $.20 par value               5,756,613

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                               PAGE

     Item 1

          Consolidated Statements of Income
          13 Weeks ended Mar. 2, 1996 and Mar. 4, 1995         2

          Consolidated Balance Sheets (Asset Section)
          Mar. 2, 1996 and December 2, 1995                    3

          Consolidated Balance Sheets (Liability Section)
          Mar. 2, 1996 and December 2, 1995                    4

          Consolidated Statements of Stockholders Equity
          13 Weeks ended Mar. 2, 1996                          5

          Consolidated Statements of Cash Flows
          13 Weeks ended Mar. 2, 1996 and Mar. 4, 1995         6

          Notes to Consolidated Financial Statements           7

     Item 2.   Management's Discussion and Analysis
               and Financial Condition and
               Results of Operations                          10


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                13

SIGNATURES                                                    14



                                  (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     FOR THE 13 WKS ENDED
                                              -------------------------------
                                               MARCH 2,1996       MARCH 4,1995
                                             ----------------   --------------
                                               (Unaudited)        (Unaudited)
Net sales                                      $35,588,000         $41,433,000
Cost of goods sold                              31,040,000          35,324,000
                                             -------------       -------------
Gross profit                                     4,548,000           6,109,000


Selling, general and administrative expenses     3,249,000           3,971,000
                                             -------------       -------------
Operating income                                 1,299,000           2,138,000
                                             -------------       -------------
Other income (expense):
  Interest and dividend income                     857,000             949,000
  Interest expense                                 (18,000)            (19,000)
  Net gain (loss) on investment securities         192,000             (45,000)

                                              -------------       -------------
                                                 1,031,000             885,000
                                              -------------       -------------
Income before taxes                              2,330,000           3,023,000

Income taxes                                       736,000           1,045,000
                                              -------------       -------------

Net Income                                      $1,594,000          $1,978,000
                                              =============       =============


Earnings per share of common stock and               $0.27               $0.33
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents              5,900,657           6,002,244


See notes to consolidated financial statements.

                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S
                                   ------------


                                                                 AS OF
                                                  -----------------------------
                                                   MARCH 2,1996    DEC. 2,1995
                                                  --------------- -------------
                                                    (Unaudited)


Current assets:

  Cash and cash equivalents (Note 2)                 $10,081,000     $7,883,000
  Investment securities available-for-sale (Note 3) 55,543,000 54,674,000 Accounts receivable-net of allowance of
    $ 550,000 and $ 500,000 for doubtful
    accounts                                          25,942,000     35,217,000
  Inventories (Note 4)                                29,081,000     27,267,000
  Other current assets                                 1,935,000      1,970,000
                                                  --------------  -------------
    Total current assets                             122,582,000    127,011,000
                                                  --------------  -------------



 Property, plant and equipment - at cost             104,822,000    104,223,000
 Less:  Accumulated depreciation                      74,066,000     72,644,000
                                                  --------------  -------------
                                                      30,756,000     31,579,000

 Other assets                                          2,543,000      2,437,000
                                                  --------------  -------------
                                                    $155,881,000   $161,027,000
                                                  ==============  =============









See notes to consolidated financial statements.



                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          L I A B I L I T I E S    A N D
                         -------------------------------
                      S T O C K H O L D E R S'   E Q U I T Y
                      --------------------------------------

                                                             AS OF
                                                -------------------------------
                                                   MARCH 2,1996    DEC. 2,1995
                                                ---------------  --------------
                                                  (Unaudited)


Current liabilities:

  Accounts payable                                 $10,287,000      $12,661,000
  Corporate income and other taxes                   1,974,000        1,886,000
  Payable to broker (purchase of treasury stock)     2,054,000
  Accrued payroll and related expenses               1,618,000        4,295,000
  Dividends payable                                  1,032,000        1,038,000
  Other current liabilities                            243,000          470,000
  Deferred income taxes                                344,000          246,000
                                                --------------   --------------
    Total current liabilities                       17,552,000       20,596,000
                                                --------------   --------------




Obligations under capital leases - net of
  current maturities                                   664,000          678,000

Other noncurrent liabilities                         2,111,000        1,961,000

Deferred income taxes                                4,779,000        4,860,000
                                                --------------   --------------
    Total liabilities                               25,106,000       28,095,000
                                                --------------   --------------


Stockholders' equity                               130,775,000      132,932,000
                                                --------------   --------------
                                                  $155,881,000     $161,027,000
                                                ==============   ==============







See notes to consolidated financial statements.



                                       (4)

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE 13 WEEKS ENDED MARCH 2, 1996

                                                                               Loan to
                                    Common Stock *                             Employee     Net     Unearned      Treasury Stock
                                    -------------    Additional                 Stock   Unrealized Restricted ----------------------
                                Number of              Paid-in    Retained    Ownership   Holding  Stock Com-Number of
                      Total      Shares     Amount     Capital    Earnings       Plan       Gain   pensation   Shares      Cost
                  ------------------------------------------------------------------------------------------------------------------
Balance at
  Dec. 2, 1995    $132,932,000  6,549,894 $1,309,000 $6,150,000 $152,473,000 ($8,697,000) $224,000 ($228,000) (619,635)($18,299,000)

Net income           1,594,000                                     1,594,000

Cash dividends,
 $.175 per share    (1,032,000)                                   (1,032,000)

Exercise of
  stock options         80,000      5,200      1,000     79,000

Purchase of
  treasury stock    (3,081,000)                                                                               (104,000)  (3,081,000)

Compensation
 under restricted
 stock plan            132,000                                                                       132,000

Payment of loan
  from ESOP

Change in net
  unrealized holding
  gain on investment
  securities
  available-for-sale,
  net of taxes         150,000                                                             150,000

                  ------------  --------- ---------- ---------- ------------  ----------- ---------------------------   ----------
Balance at
  March 2, 1996   $130,775,000  6,555,094 $1,310,000 $6,229,000 $153,035,000 ($8,697,000) $374,000  ($96,000) (723,635)($21,380,000)
(Unaudited)       ============  ========= ========== ========== ============  =========== ========   =======  ========  ===========


* Common stock $0.20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.






See notes to consolidated financial statements.

                                                              (5)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE 13 WKS ENDED
                                              ---------------------------------
                                                MARCH 2, 1996     MARCH 4, 1995
                                              ----------------  -------------
                                                (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
Net Income                                        $1,594,000        $1,978,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Provision for doubtful accounts                   100,000           100,000
   Depreciation and amortization                   1,422,000         1,455,000
   Deferred income taxes                             (83,000)         (156,000)
   Net (gain) loss on investment securities         (192,000)           45,000
   Compensation under restricted stock plan          132,000            81,000
   Decrease (increase) in:
     Accounts receivable                           9,175,000         1,914,000
     Inventories                                  (1,814,000)       (4,411,000)
     Other current assets                             35,000            18,000
     Other assets                                   (106,000)         (194,000)
   Increase (decrease) in:
     Accounts payable                             (2,374,000)       (2,385,000)
     Accruals and other liabilities               (2,686,000)       (3,734,000)
                                              ---------------   ---------------
       Net cash provided by (used in)
        operating activities                       5,203,000        (5,289,000)
                                              ---------------   ---------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                       (599,000)       (1,450,000)
  Proceeds from sales of investment securities     5,556,000         3,171,000
  Acquisition of investment securities            (5,983,000)         (127,000)
                                              ---------------   ---------------
       Net cash provided by (used in)
         investing activities                     (1,026,000)        1,594,000
                                              ---------------   ---------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                      (1,027,000)       (4,633,000)
  Dividends paid                                  (1,032,000)         (962,000)
  Exercise of stock options                           80,000           349,000
                                              ---------------   ---------------
       Net cash used in financing
         activities                               (1,979,000)       (5,246,000)
                                              ---------------   ---------------
Increase (decrease) in cash and cash
  equivalents                                      2,198,000        (8,941,000)
Cash and cash equivalents,
  beginning of year                                7,883,000        11,143,000
                                              ---------------   ---------------
Cash and cash equivalents,
  end of period                                  $10,081,000        $2,202,000
                                              ==============    ===============

See notes to consolidated financial statements.
                                       (6)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 2, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996. The balance sheet at December 2, 1995 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.






2. Cash and cash equivalents consist of the following (in thousands):


                             March 2, 1996       December 2, 1995
                             -------------       ----------------
                              (Unaudited)

  Cash                           $1,376              $1,335

  Tax-free short-term
            debt instruments      8,705               6,548
                              ----------            --------
                                $10,081              $7,883
                              ==========            ========


                                       (7)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        At March 2, 1996 and December 2, 1995, investment securities available-for-sale consist of the following (in thousands):




                                                 Gross       Gross
                                               Unrealized  Unrealized
                                                 Holding     Holding    Fair
     March 2, 1996 (Unaudited)        Cost        Gain        Loss      Value
     ------------------          ---------     ----------  ----------  --------

     Equities                      $6,948           $180       ($272)   $6,856

     U.S.  Government securities       48                                   48

     Corporate bonds                4,665            112           0     4,777

     Tax exempt obligations        43,260            602           0    43,862
                                 ---------     ----------  ----------  --------
                                  $54,921           $894       ($272)  $55,543
                                 =========     ==========  ==========  ========




                                                 Gross       Gross
                                               Unrealized  Unrealized
                                                 Holding     Holding    Fair
     December 2, 1995                 Cost        Gain        Loss      Value
     ------------------          ---------     ----------  ----------   ------

     Equities                      $1,814           $109       ($259)   $1,664

     U.S.  Government securities       52                                   52

     Corporate bonds                4,665            116         (91)    4,690

     Tax exempt obligations        47,769            578         (79)   48,268
                                 ---------     ----------  ----------  --------
                                  $54,300           $803       ($429)  $54,674
                                 =========     ==========  ==========  ========








                                           (8)

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



                                          March 2, 1996           Dec. 2, 1995
                                          --------------          ------------
                                           (Unaudited)

    Raw materials                           $11,885,000            $11,753,000
    Work in process                           8,741,000              7,675,000
    Finished goods                            8,455,000              7,839,000
                                          --------------          ------------
          Total                             $29,081,000            $27,267,000
                                          ==============          ============


    Approximate percentage of
      inventories valued
      under LIFO valuation                           69%                    66%
                                               ========                  ======


    Excess of FIFO valuation
      over LIFO valuation                    $7,903,000             $7,903,000
                                             ==========              ==========












                                               (9)

                           PART II.  OTHER INFORMATION
                           ---------------------------


      Item 6.  Exhibits and Reports on Form 8-K
      -----------------------------------------



      (a)   Exhibits:  No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.



      (b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending March 02, 1996.

































                                       (13)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
First Quarter
Fiscal 1996  Compared to  Fiscal 1995
 -----------------------------------

     Net sales for the first quarter of fiscal 1996 were $35,588,000 as compared to $41,433,000 in 1995, a decrease of 14.1%.  Weak consumer purchasing at the retail level as well as highly competitive market conditions continued into the current period and adversely affected conditions within the textile industry.  These conditions have to date continued into the  second quarter.

     Overall profit margins for the current quarter were 12.8% compared to

14.7% for the first quarter of fiscal 1995.    Lower sales volume adversely

affected both operating rates at production facilities as well as the overall product mix.  In the current quarter, no  adjustments to LIFO inventory reserves were required.

     Selling, general and administrative expenses, as a  percentage of sales, declined to 9.1% from 9.6% last year as  expenditures  fell by

$722,000.  Reduced expenses related  primarily to  incentive - based compensation and lower sales related salaries and commissions.  The Company continued its expense containment programs.

     The Company had realized gains from the sale of investment securities in the quarter of $192,000 as compared to losses of $45,000 in fiscal 1995.

     The effective income tax rate for the current quarter  was 31.6%  as

against 34.6% in  the comparative 1995 period.   The decline was primarily

attributable to the fact that tax exempt interest represents a higher percentage of pre-tax income than in the comparative  1995 period.

     As a result of these factors, net income declined  to $1,594,000,  or

4.5% of sales, from $1,978,000, or 4.8% of sales.

                                      (10)

     Earnings  per share, which are based upon the weighted average  number of shares outstanding(5,900,657 vs 6,002,244), were $0.27  as compared  to

$0.33.  There was no stock option related dilution in  either  comparative quarter.


 Liquidity  and Capital Resources

     The Company's principal source of funds continues  to be  cash flow generated from operations.  Net cash provided  by operating  activities for

the 13 weeks ended March 2,  1996   amounted to   $5,203,000,  whereas such

activities used cash of $5,289,000  in the  comparative 1995 period.  Of this increase, $7,261,000  relates to  comparative declines in accounts  receivable and $2,597,000  to changes in inventories.

     Capital expenditures for the  quarter  were  $599,000 as  against

$1,450,000 in the comparable 1995 period.   In  the first quarter  of fiscal

1995, the Company  purchased additional high speed  knitting machines  for two of its knitting mills to increase manufacturing  efficiencies  and reduce unit  costs.

     During the first  quarter of fiscal 1996,  the Company repurchased

104,000 shares  of its Common Stock at an average price of $29.63 for a total  outlay of $3,081,000.  Subsequent to  the end of the quarter,  the

Company repurchased  an additional 75,446 shares at an average price of

$28.03.  The Company intends to continue to purchase its shares of  Common

Stock from time-to-time as market conditions warrant and  price  criteria are met.

     The Company declared a quarterly dividend of $0.175  per share, payable

March 8, 1996, to stockholders of record as of  February 23,  1996.

                                      (11)

     Stockholders' equity was $130,775,000, or $22.43 per  share, at March

2, 1996,   as compared to $132,932,000,  or $22.42 per share, at the  previous fiscal year-end December 2, 1995, and $130,417,000, or $21.69 per share , at the end of the comparative 1995 first quarter.

     Management believes that the current financial position of  the Company is more than adequate to internally fund any future  expenditures  to maintain, modernize and expand its manufacturing  facilities,  pay dividends and make acquisitions of  textile related businesses  if criteria relating to indebtedness, market  expansion and  existing management are met.


                                      (12)

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   April 12, 1996                        FAB INDUSTRIES, INC.


                                                  By:___s/David A. Miller/____
                                                             David A. Miller,
                                                      Vice President - Finance
                                                                 and Treasurer
                                                      (Principal Financial and
                                                           Accounting Officer)

                                                           (14)