Form 10-Q
period 1996-06-01
FAB INDUSTRIES INC
filed 1996-07-11
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 01, 1996
                               -------------------------------------------------

                                                        OR



| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                                 1-5901
                      ----------------------------------------------------------

                              Fab Industries, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-2581181
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I. R. S. Employer)
 incorporation or organization)                        Identification No.)


   200 Madison Avenue, New York, N.Y.                     10016
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (212) 592-2700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   -----

       CLASS                             Shares Outstanding at July 09, 1996
- ----------------------------            -------------------------------------
Common stock, $.20 par value                                      5,758,959

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES


                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                               PAGE

     Item 1

          Consolidated Statements of Income
          13 Weeks ended June 1, 1996 and June 3, 1995         2

          Consolidated Statements of Income 26 weeks
          ended June 1, 1996 and June 3, 1995                  3

          Consolidated Balance Sheets (Asset Section)
          June 1, 1996 and December 2, 1995                    4

          Consolidated Balance Sheets (Liability Section)
          June 1, 1996 and December 2, 1995                    5

          Consolidated Statements of Stockholders Equity
          26 Weeks ended June 1, 1996                          6

          Consolidated Statements of Cash Flows
          26 Weeks ended June 1, 1996 and June 3, 1995         7

          Notes to Consolidated Financial Statements           8

     Item 2.   Management's Discussion and Analysis
               and Financial Condition and
               Results of Operations                          11


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                         14

     Item 6.  Exhibits and Reports on Form 8-K                15

SIGNATURES                                                    16



                                  (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE 13 WKS ENDED
                                                   -----------------------------
                                                   JUNE 1, 1996    JUNE 3, 1995
                                                   ----------      -------------
                                                   (Unaudited)     (Unaudited)

Net sales                                          $ 40,768,000    $ 48,318,000
Cost of goods sold                                   34,753,000      40,146,000
                                                   ------------    ------------
Gross profit                                          6,015,000       8,172,000


Selling, general and administrative expenses          3,837,000       4,555,000
                                                   ------------    ------------
Operating income                                      2,178,000       3,617,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                          914,000         737,000
  Interest expense                                      (70,000)        (72,000)
  Net gain on investment securities                     129,000         512,000

                                                   ------------    ------------
Total other income                                      973,000       1,177,000
                                                   ------------    ------------
Income before taxes                                   3,151,000       4,794,000

Taxes on Income                                         995,000       1,655,000
                                                   ------------    ------------

Net Income                                         $  2,156,000    $  3,139,000
                                                   ============    ============


Earnings per share of common stock and             $       0.37    $       0.52
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                   5,767,621       6,019,977


See notes to consolidated financial statements.


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE 26 WKS ENDED
                                                   -----------------------------
                                                   JUNE 1, 1996    JUNE 3, 1995
                                                   ------------    -------------
                                                   (Unaudited)     (Unaudited)

Net sales                                          $ 76,356,000    $ 89,751,000
Cost of goods sold                                   65,793,000      75,470,000
                                                   ------------    ------------
Gross profit                                         10,563,000      14,281,000


Selling, general and administrative expenses          7,086,000       8,526,000
                                                   ------------    ------------
Operating income                                      3,477,000       5,755,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                        1,771,000       1,686,000
  Interest expense                                      (88,000)        (91,000)
  Net gain on investment securities                     321,000         467,000

                                                   ------------    ------------
Total other income                                    2,004,000       2,062,000
                                                   ------------    ------------
Income before taxes                                   5,481,000       7,817,000

Taxes on Income                                       1,731,000       2,700,000
                                                   ------------    ------------

Net Income                                         $  3,750,000    $  5,117,000
                                                   ============    ============


Earnings per share of common stock and
 common stock equivalents                          $       0.64    $       0.85

Weighted average number of shares of common
 stock and common stock equivalents                   5,834,139       6,011,110


See notes to consolidated financial statements.



                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S
                                   -----------


                                                         AS OF
                                               ---------------------------------
                                               JUNE 1, 1996   DECEMBER 2, 1995
                                               ------------   ------------------
                                               (Unaudited)


Current assets:

  Cash and cash equivalents (Note 2)           $  6,838,000   $  7,883,000
  Investment securities available-for-sale
     (Note 3)                                    53,762,000     54,674,000
  Accounts receivable-net of allowance of
    $600,000 and $500,000 for doubtful
    accounts                                     27,967,000     35,217,000
  Inventories (Note 4)                           30,127,000     27,267,000
  Deferred income taxes                                   0              0
  Other current assets                            2,145,000      1,970,000
                                               ------------   ------------
    Total current assets                        120,839,000    127,011,000
                                               ------------   ------------




 Property, plant and equipment - at cost        105,120,000    104,223,000
 Less:  Accumulated depreciation                 75,489,000     72,644,000
                                               ------------   ------------
                                                 29,631,000     31,579,000

 Other assets                                     2,563,000      2,437,000
                                               ------------   ------------
                                               $153,033,000   $161,027,000
                                               ============   ============

See notes to consolidated financial statements.


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          L I A B I L I T I E S  A N D
                          ----------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      -------------------------------------

                                                       AS OF
                                            -------------------------------
                                            JUNE 1, 1996   DECEMBER 2, 1995
                                            ------------   ----------------
                                            (Unaudited)


Current liabilities:

  Accounts payable                          $  9,762,000   $ 12,661,000
  Corporate income and other taxes             1,819,000      1,886,000
  Accrued payroll and related expenses         2,760,000      4,295,000
  Dividends payable                            1,008,000      1,038,000
  Other current liabilities                      434,000        470,000
  Deferred income taxes                          154,000        246,000
                                            ------------   ------------
    Total current liabilities                 15,937,000     20,596,000
                                            ------------   ------------



Obligations under capital leases - net of
  current maturities                             649,000        678,000

Other noncurrent liabilities                   2,190,000      1,961,000

Deferred income taxes                          4,698,000      4,860,000
                                            ------------   ------------
    Total liabilities                         23,474,000     28,095,000
                                            ------------   ------------


Stockholders' equity                         129,559,000    132,932,000
                                            ------------   ------------
                                            $153,033,000   $161,027,000
                                            ============   ============


See notes to consolidated financial statements.


                                       (5)

 FAB INDUSTRIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE 26 WEEKS ENDED JUNE 1, 1996



                                                Common Stock *                                                         Net
                                                -------------               Additional                  Loan to        Unrealized
                                                Number of                   Paid-in      Retained       Employee Stock Holding
                              Total             Shares       Amount         Capital      Earnings       Ownership Plan Gain
                              ------           ----------    -----------    -----------  ------------   -------------- ----------
Balance at December 2, 1995   $ 132,932,000     6,549,894    $ 1,309,000    $6,150,000   $152,473,000   ($8,697,000)   $224,000

Net income                        3,750,000                                                 3,750,000

Cash dividends,
 $.35 per share                  (2,040,000)                                               (2,040,000)

Exercise of
  stock options                      91,000         5,800          2,000        89,000

Purchase of
  treasury stock                 (5,155,000)

Compensation under
 restricted stock plan              112,000                                     36,000

Change in net unrealized
  holding gain on
  investment securities
  available-for-sale,net
  of taxes                         (131,000)                                                                           (131,000)

                              -------------    ----------    -----------    ----------   ------------   -----------    --------

Balance at June 1, 1996       $ 129,559,000     6,555,694    $ 1,311,000    $6,275,000   $154,183,000   ($8,697,000)   $ 93,000
(Unaudited)                   =============     =========    ===========    ==========   ============   ============   ========


* Common stock $0.20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.



                               Unearned          Treasury Stock
                               Restricted   ------------------------
                               Stock        Number of
                               Compensation Shares      Cost
                               --- -------- ---------   -------------
Balance at December 2, 1995    ($228,000)   (619,635)   ($18,299,000)

Net income

Cash dividends,
 $.35 per share

Exercise of
  stock options

Purchase of
  treasury stock                            (177,917)     (5,155,000)

Compensation under
 restricted stock plan             76,000

Change in net unrealized
  holding gain on
  investment securities
  available-for-sale,net
  of taxes

                              ---------     --------    ------------

Balance at June 1, 1996       ($152,000)    (797,552)   ($23,454,000)
(Unaudited)                   =========     ========    ============


* Common stock $0.20 par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.

                                       (6)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE 26 WKS ENDED
                                                       --------------------
                                                    JUNE 1, 1996   JUNE 3, 1995
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $ 3,750,000    $  5,117,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Provision for doubtful accounts                      200,000         200,000
   Depreciation and amortization                      2,845,000       2,909,000
   Deferred income taxes                               (167,000)       (308,000)
   Net (gain) on investment securities                 (321,000)       (467,000)
   Compensation under restricted stock plan             112,000         162,000
   Decrease (increase) in:
     Accounts receivable                              7,050,000        (999,000)
     Inventories                                     (2,860,000)     (2,931,000)
     Other current assets                              (175,000)        210,000
     Other assets                                      (126,000)       (255,000)
   (Decrease) in:
     Accounts payable                                (2,899,000)     (3,759,000)
     Accruals and other liabilities                  (1,468,000)     (2,106,000)
                                                    -----------    ------------
       Net cash provided by (used in)
        operating activities                          5,941,000      (2,227,000)
                                                    -----------    ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                          (897,000)     (2,832,000)

  Proceeds from sales of investment securities        6,616,000       9,922,000

  Acquisition of investment securities               (5,601,000)     (2,907,000)
                                                    -----------    ------------
       Net cash provided by
         investing activities                           118,000       4,183,000
                                                    -----------    ------------
FINANCING ACTIVITIES:
  Purchase of treasury stock                         (5,155,000)     (4,634,000)
  Dividends paid                                     (2,040,000)     (2,016,000)
  Exercise of stock options                              91,000         501,000
                                                    -----------    ------------
       Net cash used in financing
         activities                                  (7,104,000)     (6,149,000)
                                                    -----------    ------------
(Decrease) in cash and cash
  equivalents                                        (1,045,000)     (4,193,000)
Cash and cash equivalents,
  beginning of year                                   7,883,000      11,143,000
                                                    -----------    ------------
Cash and cash equivalents,
  end of period                                     $ 6,838,000    $  6,950,000
                                                    ===========    ============

See notes to consolidated financial statements.


                                       (7)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended June 1, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996. The balance sheet at December 2, 1995 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.


2. Cash and cash equivalents consist of the following (in thousands):


                                       June 1, 1996         December 2, 1995
                                       -----------          ----------------
                                       (Unaudited)

Cash                                   $1,124               $1,335

Tax-free short-term debt instruments    5,714                6,548
                                       ------               ------
                                       $6,838               $7,883
                                       ======               ======


                                       (8)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At  June  1,  1996  and   December  2,  1995,   investment   securities
         available-for-sale consist of the following (in thousands):


                                        Gross          Gross
                                        Unrealized     Unrealized
                                        Holding        Holding     Fair
June 1, 1996 (Unaudited)      Cost      Gain           Loss        Value
- ------------------------      -------   -----          --------    -------

Equities                      $ 7,102   $ 317          ($   278)   $ 7,141

U.S.  Government securities        44                                   44

Corporate bonds                 4,667       9                 0      4,676

Tax exempt obligations         41,793     108                 0     41,901
                              -------   -----          --------    -------
                              $53,606   $ 434          ($   278)   $53,762
                              =======   =====          ========    =======




                                        Gross          Gross
                                        Unrealized     Unrealized
                                        Holding        Holding     Fair
December 2, 1995              Cost      Gain           Loss        Value
- ------------------------      -------   -----          --------    -------

Equities                      $ 1,814   $ 109          ($   259)   $ 1,664

U.S.  Government securities        52                                   52

Corporate bonds                 4,665     116               (91)     4,690

Tax exempt obligations         47,769     578               (79)    48,268
                              -------   -----           --------    ------
                              $54,300   $ 803          ($   429)   $54,674
                              =======   =====          =========   =======


                                       (9)

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



                            June 1, 1996   December 2, 1995
                            ----------     ----------------
                            (Unaudited)

Raw materials               $10,986,000    $11,753,000
Work in process               9,298,000      7,675,000
Finished goods                9,843,000      7,839,000
                            -----------    -----------
      Total                 $30,127,000    $27,267,000
                            ===========    ===========


Approximate percentage of
  inventories valued
  under LIFO valuation               63%            66%
                            ===========    ===========


Excess of FIFO valuation
  over LIFO valuation       $ 7,903,000    $ 7,903,000
                            ===========    ===========


                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Second Quarter
Fiscal 1996 Compared to Fiscal 1995


         Net sales for the second quarter of fiscal 1996 were $40,768,000 as compared to $48,318,000 in 1995, a decrease of 15.6%. Business conditions within the textile industry remained weak during the period as a result of sluggish consumer demand. These conditions have continued into the third quarter.

         For the six months ended June 1, 1996, net sales were $76,356,000, a decline of $13,395,000, or 14.9%, from 1995. The decline reflects an industry wide slowdown in demand for knit fabrics as a result of weak consumer purchasing of apparel at the national retail level as well as highly competitive market conditions.

         Profit margins declined during the quarter to 14.8% from 16.9% last year. For the six months ended June 1, 1996, gross margin percentages were 13.8% compared to 15.9% in 1995. Lower sales volume reduced operating schedules at manufacturing plants and a less profitable mix also exerted unfavorable pressures on profit margins. In the current quarter, no adjustments to LIFO inventory reserves were required.

         Selling, general and administrative expenses in the current quarter decreased by $718,000, or 15.8%, and as a percentage of sales remained constant at 9.4%. For the six months ended June 1, 1996, selling, general and administrative expenses decreased by $1,440,000, or 16.9%, and as a percentage


                                      (11)
of sales declined to 9.3% from 9.5% last year. Reduced expenses related primarily to incentive-based compensation and lower sales related salaries and commissions. The Company continued its expense containment program.

         Interest and dividend income increased by 24.0% in the quarter to $914,000 as against $737,000, as a result of both higher average available balances and higher average rates.

         The effective income tax rate for the current quarter was 31.6% as against 34.5% in the comparative 1995 period. The decline was primarily attributable to the fact that tax exempt interest represents a higher percentage of pre-tax income than in the comparative 1995 period.

         As a result of these factors, quarterly net income declined to $2,156,000, or 5.3% of sales, from $3,139,000, or 6.5% of sales.

         Earnings per share, which are based upon the weighted average number of shares outstanding(5,767,621 vs 6,019,977), were $0.37 as compared to $0.52. There was no stock option related dilution in either comparative quarter. Liquidity and Capital Resources

         The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities for the 26 weeks ended June 1, 1996 amounted to $5,941,000, whereas such activities used cash of $2,227,000 in the comparative 1995 period. Of this increase, $8,049,000 relates to comparative declines in accounts receivable.


                                      (12)

         Capital expenditures for the six months were $897,000 as against $2,832,000 in the comparable 1995 period. In the first six months of fiscal 1995, the Company purchased additional high speed knitting machines for two of its knitting mills to increase manufacturing efficiencies and reduce unit costs, and also installed energy conservation related equipment in its production facilities.

         During the first six months of fiscal 1996, the Company repurchased 177,917 shares of its Common Stock at a cost of $5,155,000 (an average price of $28.97). The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.175 per share, payable July 22, 1996, to stockholders of record as of June 3, 1996.

         Stockholders' equity was $129,559,000, or $22.50 per share at June 1,1996, as compared to $132,932,000, or $22.42 per share, at the previous fiscal year-end December 2, 1995, and $132,822,000, or $22.05 per share at the end of the comparative 1995 second quarter.

         Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.


                                      (13)

                           PART II. OTHER INFORMATION
                              ---------------------

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of stockholders on May 2, 1996. The matters submitted to a vote of the Company's stockholders were (i) the election of two directors to Class ll of the Company's Board of Directors and (ii) the election of one director to Class I of the Company's Board of Directors.


         The Company's stockholders elected Messrs. Lawrence H. Bober and Louis Feil to Class II of the Company's Board of Directors, to hold office until the 1999 Annual Meeting of stockholders and until their respective successors are duly elected and qualified, and Mr. Richard Marlin to Class I of the Company's Board of Directors, to hold office until the 1998 Annual Meeting of stockholders and until his successor is duly elected and qualified. The results of the voting were as follows :

              Each of Messrs. Bober and Feil
              ------------------------------
              Voted for            4,796,779
              Authority withheld     130,002
              Abstained                    0
              Broker non-votes             0

              Mr. Richard Marlin
              ------------------------------
              Voted for            4,765,100
              Authority withheld     120,381
              Abstained                    0
              Broker non-votes        41,300


                                      (14)

                           PART II. OTHER INFORMATION
                              ---------------------


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:  No exhibits  are filed  herewith  except for Exhibit 27 which is filed with EDGAR filing only.



(b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending June 01, 1996.


                                      (15)

                                   SIGNATURES
                                    --------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 09, 1996                     FAB INDUSTRIES, INC.




                                           By:/s/David A. Miller
                                              ------------------
                                              David A. Miller, Vice President -
                                              Finance and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)