Form 10-Q
period 1996-08-31
FAB INDUSTRIES INC
filed 1996-10-10
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               August 31, 1996
                               -------------------------------------------------
                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission file number                       1-5901
                      ----------------------------------------------------------

                              Fab Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            13-2581181
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I. R. S. Employer)
incorporation or organization)                           Identification No.)


   200 Madison Avenue, New York, N.Y.                            10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (212) 592-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year;
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              CLASS                   Shares Outstanding at October 08, 1996
--------------------------------------------------------------------------------
   Common stock, $.20 par value                       5,762,313

                      FAB INDUSTRIES INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


     PART I - FINANCIAL INFORMATION                                                    PAGE

        Consolidated Statements of Income
        13 Weeks ended August 31, 1996 and September 2, 1995                            2

        Consolidated Statements of Income
        39 Weeks ended August 31, 1996 and September 2, 1995                            3

        Consolidated Balance Sheets (Asset Section)
        August 31, 1996 and December 2, 1995                                            4

        Consolidated Balance Sheets (Liability and Stockholders Equity Section)
        August 31, 1996 and December 2, 1995                                            5

        Consolidated Statements of Stockholders Equity
        39 Weeks ended August 31, 1996                                                  6

        Consolidated Statements of Cash Flows
        39 Weeks ended August 31, 1996 and September 2, 1995                            7

        Notes to Consolidated Financial Statements                                      8

     PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                       11


     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                         12


     SIGNATURES                                                                        16

                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                             FOR THE 13 WKS ENDED
                                                    ------------------------------------
                                                    AUGUST 31, 1996    SEPTEMBER 2, 1995
                                                    ---------------    -----------------
                                                       (Unaudited)         (Unaudited)
Net sales                                               $40,016,000         $44,879,000
Cost of goods sold                                       33,704,000          38,485,000
                                                      -------------         -----------
Gross profit                                              6,312,000           6,394,000


Selling, general and administrative expenses              3,825,000           4,589,000
                                                      -------------         -----------
Operating income                                          2,487,000           1,805,000
                                                      -------------         -----------
Other income (expense):
  Interest and dividend income                              900,000           1,009,000
  Interest expense                                          (19,000)            (19,000)
  Net gain on investment securities                         171,000              24,000

                                                      -------------         -----------
Total other income                                        1,052,000           1,014,000
                                                      -------------         -----------
Income before taxes                                       3,539,000           2,819,000

Taxes on Income                                           1,119,000             900,000
                                                      -------------         -----------

Net Income                                               $2,420,000          $1,919,000
                                                      =============         ===========


Earnings per share of common stock and                        $0.42               $0.32
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                       5,758,847           5,974,898

See notes to consolidated financial statements.


                                      (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       FOR THE 39 WKS ENDED
                                                                ------------------------------------
                                                                AUGUST 31, 1996    SEPTEMBER 2, 1995
                                                                ---------------    -----------------
                                                                   (Unaudited)       (Unaudited)
Net sales                                                         $116,372,000       $134,630,000
Cost of goods sold                                                  99,497,000        113,955,000
                                                                 -------------      -------------
Gross profit                                                        16,875,000         20,675,000


Selling, general and administrative expenses                        10,911,000         13,115,000
                                                                 -------------      -------------
Operating income                                                     5,964,000          7,560,000
                                                                 -------------      -------------
Other income (expense):
  Interest and dividend income                                       2,671,000          2,695,000
  Interest expense                                                    (107,000)          (110,000)
  Net gain on investment securities                                    492,000            491,000

                                                                 -------------      -------------
Total other income                                                   3,056,000          3,076,000
                                                                 -------------      -------------
Income before taxes                                                  9,020,000         10,636,000

Taxes on Income                                                      2,850,000          3,600,000
                                                                 -------------      -------------

Net Income                                                          $6,170,000         $7,036,000
                                                                 =============      =============


Earnings per share of common stock and
 common stock equivalents                                                $1.06              $1.17

Weighted average number of shares of common
 stock and common stock equivalents                                  5,809,042          5,999,040


See notes to consolidated financial statements.


                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                               AS OF
                                                               --------------------------------------
                                                               AUGUST 31, 1996       DECEMBER 2, 1995
                                                               ---------------       ----------------
                                                                 (Unaudited)
Current assets:

  Cash and cash equivalents (Note 2)                                $6,276,000         $7,883,000
  Investment securities available-for-sale (Note 3)                 61,036,000         54,674,000
  Accounts receivable-net of allowance of
    $500,000 and $500,000 for doubtful
    accounts                                                        24,850,000         35,217,000
  Inventories (Note 4)                                              26,303,000         27,267,000
  Other current assets                                               1,914,000          1,970,000
                                                                  ------------       ------------
    Total current assets                                           120,379,000        127,011,000
                                                                  ------------       ------------




 Property, plant and equipment - at cost                           107,606,000        104,223,000
 Less:  Accumulated depreciation                                    76,964,000         72,644,000
                                                                  ------------       ------------
                                                                    30,642,000         31,579,000

 Other assets                                                        2,503,000          2,437,000
                                                                  ------------       ------------
                                                                  $153,524,000       $161,027,000
                                                                  ============       ============

See notes to consolidated financial statements.


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         L I A B I L I T I E S  A N D

                      S T O C K H O L D E R S' E Q U I T Y


                                                                            AS OF
                                                            AUGUST 31, 1996       DECEMBER 2, 1995
                                                            ---------------       ----------------
                                                              (Unaudited)
Current liabilities:

  Accounts payable                                                  $7,681,000        $12,661,000
  Corporate income and other taxes                                   2,083,000          1,886,000
  Accrued payroll and related expenses                               2,677,000          4,295,000
  Dividends payable                                                  1,008,000          1,038,000
  Other current liabilities                                            517,000            470,000
  Deferred income taxes                                                188,000            246,000
                                                                  ------------       ------------
    Total current liabilities                                       14,154,000         20,596,000
                                                                  ------------       ------------

Obligations under capital leases - net of
  current maturities                                                   635,000            678,000

Other noncurrent liabilities                                         2,166,000          1,961,000

Deferred income taxes                                                4,764,000          4,860,000
                                                                  ------------       ------------
    Total liabilities                                               21,719,000         28,095,000
                                                                  ------------       ------------

Stockholders' equity                                               131,805,000        132,932,000
                                                                  ------------       ------------
                                                                  $153,524,000       $161,027,000
                                                                  ============       ============

See notes to consolidated financial statements.


                                       (5)

            FAB INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE 39 WEEKS ENDED AUGUST 31, 1996



                                                           Common Stock *
                                                       --------------------  Additional                  Loan to
                                                       Number of              Paid-in      Retained    Employee Stock
                                           Total        Shares     Amount     Capital      Earnings    Ownership Plan
                                       ------------------------------------------------------------------------------
Balance at December 2, 1995            $ 132,932,000   6,549,894 $1,309,000  $6,150,000  $152,473,000    ($8,697,000)

Net income                                 6,170,000                                        6,170,000

Cash dividends,
 $.525 per share                          (3,039,000)                                      (3,039,000)

Exercise of
  stock options                              228,000      14,300      4,000     224,000

Purchase of
  treasury stock                          (5,269,000)

Compensation under
 restricted stock plan                       159,000                             36,000

Payment of loan from ESOP                    790,000                                                         790,000

Change in net unrealized holding
gain (loss) on investment securities
available-for-sale,net of income
tax benefit                                 (166,000)

Balance at August 31, 1996             ------------------------------------------------------------------------------
(Unaudited                             $ 131,971,000   6,564,194 $1,313,000  $6,410,000  $155,604,000    ($7,907,000)
                                       ==============================================================================


                                       Unrealized      Unearned          Treasury Stock
                                        Holding      Restricted     -----------------------
                                         Gain          Stock        Number of
                                        (Loss)      Compensation      Shares           Cost
                                       -------------------------------------------------------
Balance at December 2, 1995             $224,000       ($228,000)   (619,635)    ($18,299,000)

Net income

Cash dividends,
 $.525 per share

Exercise of
  stock options

Purchase of
  treasury stock                                                    (182,022)      (5,269,000)

Compensation under
 restricted stock plan                                   123,000

Payment of loan from ESOP

Change in net unrealized holding
gain (loss) on investment securities
available-for-sale,net of income
tax benefit                              (166,000)
                                        ----------------------------------------------------
Balance at August 31, 1996
(Unaudited                              $ 224,000  ($105,000)      (801,657)    ($23,568,000)
                                        ====================================================


* Common stock $0.20 par value - 15,000,000 shares  authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


See notes to consolidated financial statements.

                                       (6)

                        FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE 39 WKS ENDED
                                                  ---------------------------------------
                                                  AUGUST 31, 1996       SEPTEMBER 2, 1995
                                                  ---------------       -----------------
                                                    (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:
Net Income                                            $6,170,000             $7,036,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Provision for doubtful accounts                       300,000                300,000
   Depreciation and amortization                       4,320,000              4,364,000
   Deferred income taxes                                 (43,000)                58,000
   Net gain on investment securities                    (492,000)              (491,000)
   Compensation under restricted stock plan              159,000                243,000
   Decrease (increase) in:
     Accounts receivable                              10,067,000              1,638,000
     Inventories                                         964,000                681,000
     Other current assets                                 56,000                255,000
     Other assets                                        (66,000)              (323,000)
   Decrease in:
     Accounts payable                                 (4,980,000)            (5,213,000)
     Accruals and other liabilities                   (1,242,000)            (1,836,000)
                                                     -----------             ----------
       Net cash provided by
        operating activities                          15,213,000              6,712,000
                                                     -----------             ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                         (3,383,000)            (3,918,000)

  Proceeds from sales of investment securities         7,659,000              7,265,000

  Acquisition of investment securities               (13,806,000)            (4,894,000)
                                                     -----------             ----------
       Net cash used in
         investing activities                         (9,530,000)            (1,547,000)
                                                     -----------             ----------
FINANCING ACTIVITIES:
  Purchase of treasury stock                          (5,269,000)            (8,113,000)
  Payment of loan from ESOP                              790,000                790,000
  Dividends paid                                      (3,039,000)            (3,053,000)
  Exercise of stock options                              228,000                765,000
                                                     -----------             ----------
       Net cash used in financing
         activities                                   (7,290,000)            (9,611,000)
                                                     -----------             ----------
Decrease in cash and cash
  equivalents                                         (1,607,000)            (4,446,000)
Cash and cash equivalents,
  beginning of period                                  7,883,000             11,143,000
                                                     -----------             ----------
Cash and cash equivalents,
  end of period                                       $6,276,000             $6,697,000
                                                     ===========             ==========

See notes to consolidated financial statements.

                                       (7)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 1996. The balance sheet at December 2, 1995 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.






2.   Cash and cash equivalents consist of the following (in thousands):


                                           August 31, 1996   December 2, 1995
                                          ----------------   ----------------
                                             (Unaudited)

  Cash                                             $551            $1,335

  Tax-free short-term debt instruments            5,725             6,548
                                                 ------            ------
                                                 $6,276            $7,883
                                                 ======            ======


                                       (8)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   Investment Securities:

         At August 31, 1996 and December 2, 1995, investment securities available-for-sale consist of the following (in thousands):


                                                        Gross           Gross
                                                     Unrealized      Unrealized
                                                       Holding         Holding         Fair
        August 31, 1996 (Unaudited)      Cost           Gain            Loss           Value
        ---------------------------      ----           ----            ----           -----
        Equities                        $7,219          $304            ($287)           $7,236
        U.S.  Government securities         41                                               41

        Corporate bonds                  5,923                             (8)            5,915

        Tax exempt obligations          47,752           143              (51)           47,844
                                       -------          ----            -----           -------
                                       $60,935          $447            ($346)          $61,036
                                       =======          ====            =====           =======

                                                        Gross           Gross
                                                     Unrealized      Unrealized
                                                       Holding         Holding         Fair
        December 2, 1995                 Cost           Gain            Loss           Value
        ---------------------------      ----           ----            ----           -----

        Equities                        $1,814         $109         ($259)          $1,664

        U.S.  Government securities         52                                          52
        Corporate bonds                  4,665          116           (91)           4,690

        Tax exempt obligations          47,769          578           (79)          48,268
                                       -------         ----         -----          -------
                                       $54,300         $803         ($429)         $54,674
                                       =======         ====         =====          =======

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


                        August 31, 1996  December 2, 1995
                        ---------------  ----------------
                         (Unaudited)

Raw materials               $ 8,808,000      $11,753,000
Work in process               9,655,000        7,675,000
Finished goods                7,840,000        7,839,000
                            -----------      -----------
      Total                 $26,303,000      $27,267,000
                            ===========      ===========

Approximate percentage of
  inventories valued
  under LIFO valuation               63%              66%
                            ===========      ===========

Excess of FIFO valuation
  over LIFO valuation       $ 7,553,000      $ 7,903,000
                            ===========      ===========


5.  Stockholders' Equity:

      Employee Stock Ownership Plan:

      The fifth of 15 equal annual installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 2, 1996. The balance on the ESOP indebtedness of $7,907,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.


                                      (10)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.

(b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending August 31, 1996.


                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Third Quarter
Fiscal 1996 Compared to Fiscal 1995


         Net sales for the third fiscal quarter of 1996 were $40,016,000 as compared to $44,879,000 in the similar 1995 period, a decrease of 10.8%. Weak consumer purchasing at the retail level as well as highly competitive market conditions continued into the current period and adversely affected conditions within the textile industry. These conditions have to date continued into the fourth quarter.

         For the nine months ended August 31, 1996, net sales were $116,372,000, a decline of $18,258,000, or 13.6%, from 1995. The decline reflects an industry wide slowdown in demand for knit fabrics as a result of weak consumer purchasing of apparel at the national retail level as well as highly competitive market conditions.

         Overall Company gross margins for the quarter improved to 15.8% from 14.2% last year. Gross profits were aided by increased efficiencies, cost control programs, and favorable comparative LIFO inventory levels. In 1995, an addition to LIFO inventory reserves in the amount of $400,000 was made as a result of higher raw material prices, as compared to a decrease of $350,000 in reserves in 1996 due to lower average FIFO cost levels.


                                      (12)

         For the nine months ended August 31, 1996, gross margin percentages were 14.5% compared to 15.4% in 1995. Lower sales volume reduced operating schedules at manufacturing plants, and a less profitable mix also exerted unfavorable pressures on profit margins. In 1996, a reduction in LIFO inventory reserves arising from lower average FIFO cost levels benefited margins in the amount of $350,000. In 1995, because of higher unit inventory costs, resulting from raw material price increases, LIFO reserves increased by $700,000.

         Selling, general and administrative expenses in the current quarter decreased by $764,000, or 16.6%, and as a percentage of sales decreased from 10.2% to 9.6%. For the nine months ended August 31, 1996, selling, general and administrative expenses decreased by $2,204,000, or 16.8%, and as a percentage of sales declined to 9.4% from 9.7% last year. Reduced expenses related primarily to incentive-based compensation and lower related salaries. The Company continued its expense containment program.

         Interest and dividend income for the current quarter decreased by $109,000, or 10.8%, to $900,000 as a result of lower average interest rates. The Company had realized gains from the sale of investment securities in the quarter of $171,000 as compared to gains of $24,000 in third quarter 1995.

         As a result of these factors, quarterly net income increased to $2,420,000, or 6.0% of sales, from $1,919,000, or 4.3% of sales.


                                      (13)

         Earnings per share, which are based upon the weighted average number of shares outstanding(5,758,847 vs 5,974,898), were $0.42 as compared to $0.32. There was no stock option related dilution in either comparative quarter.

Liquidity and Capital Resources

         The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities for the 39 weeks ended August 31, 1996 amounted to $15,213,000, compared to $6,712,000 in the comparative 1995 period. Of this increase, $8,429,000 relates to comparative declines in accounts receivable.

         Capital expenditures for the nine months were $3,383,000 as against $3,918,000 in the comparable 1995 period. In the current quarter, the Company purchased additional knitting and warping machines for two of its knitting mills.

         During the first nine months of fiscal 1996, the Company repurchased 182,022 shares of its Common Stock at a cost of $5,270,000 (an average price of $28.95). The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.175 per share, payable October 21, 1996, to stockholders of record as of August 30, 1996.


                                      (14)

         Stockholders' equity was $131,805,000, or $22.87 per share at August 31,1996, as compared to $132,932,000, or $22.42 per share, at the previous fiscal year-end December 2, 1995, and $131,445,000, or $22.18 per share at the end of the comparative 1995 third quarter.

         Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.


                                      (15)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 08, 1996       FAB INDUSTRIES, INC.


                              By: /s/ David A. Miller
                                 --------------------------
                                      David A. Miller,
                                 Vice President - Finance and Treasurer
                                 (Principal Financial and Accounting Officer)


                                      (16)