Form 10-K
period 1996-11-30
FAB INDUSTRIES INC
filed 1997-02-28
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996      Commission file number 1-5901
-------------------------------------------      -----------------------------

                              FAB INDUSTRIES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               13-2581181
              --------                               ----------
      (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)               Identification No.)

200 Madison Avenue, New York, NY                                      10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  212-592-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                             which registered
     -------------------                             ----------------

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

         The aggregate market value at February 20, 1997 of shares of the Registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $116,058,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At February 20, 1997, there were outstanding 5,751,055 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than March 31, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K

Item Number                                                                Page


PART I.......................................................................1
         Item 1. Business....................................................1
         Item 2. Properties..................................................3
         Item 3. Legal Proceedings...........................................4
         Item 4. Submission of Matters to a Vote of Security-Holders.........4

PART II......................................................................6
         Item 5. Market for Registrant's Common Equity and
                    Related Stockholder Matters..............................6
         Item 6. Selected Consolidated Financial Data........................7
         Item 7. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............8
         Item 8. Financial Statements and Supplementary Data................10
         Item 9. Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..................10

PART III....................................................................11
         Item 10. Directors and Executive Officers of the Registrant........11
         Item 11. Executive Compensation....................................11
         Item 12. Security Ownership of Certain Beneficial Owners
                    and Management..........................................11
         Item 13. Certain Relationships and Related Transactions............11

PART IV.....................................................................12
         Item 14. Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K.................................12

SIGNATURES..................................................................16

                                     PART I

Item 1.  Business

         Fab Industries, Inc. (together with its subsidiaries, the "Company") is a major manufacturer of warp knit textile fabrics, raschel laces, circular knits, novelty knits, and polyurethane coated bonded fabrics. In addition, the Company produces comforters, sheets, blankets and other bedding products.

         The Company was incorporated on April 21, 1966, under the laws of the State of Delaware and is a successor by merger to previously existing businesses.

         The Company's textile fabrics are sold to a wide variety of manufacturers of ready to wear and intimate apparel for men, women and children. Applications include children's sleepwear, activewear, recreational apparel, home furnishings, over-the-counter fabrics, industrial fabrics, upholstery fabrics for residential and contract markets, and health care and consumer products.

         While sales are primarily to manufacturers of finished goods, the Company also uses its own textile fabrics to produce 100% cotton jersey (T-shirt) sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to chain, department and specialty stores, catalogue and mail order companies, as well as airlines and health-care institutions.

         The Company's Raval Lace Division manufactures raschel lace products for sale to manufacturers of lingerie and apparel, ribbon, craft and home furnishings industries, and over-the-counter retailers. Its Raval Designer Lace Division produces more intricately designed laces for designer lingerie, bridal wear, dresses, blouses and sportswear.

         The Company's subsidiary, Gem Urethane Corporation, produces a line of polyurethane coated fabrics and a variety of flame, adhesive and ultrasonically bonded items for apparel, accessories, health care, environmental and industrial products.

         The Company engages in research and product development activities to create new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $4,347,000 in fiscal 1994, $4,184,000 in fiscal 1995 and $3,875,000 in fiscal 1996. Through these efforts, the Company has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel in both domestic and foreign markets. Similarly, the Company has also developed a full line of proprietary sheets and blankets, including specialty blankets for the airline industry.

         While the Company uses various trademarks and trade names in the promotion and sale of its products, it does not believe that the loss or expiration of any such trademark or trade name would have a material adverse effect on its operations.

         The Company markets its products primarily through its full-time sales personnel, as well as independent representatives located throughout the United States and abroad. In cooperation with yarn producers, it employs advertisements in various media as a marketing tool. The Company also markets its products on its web site: www.fab-industries.com.

         Historically, the Company's business reflects minor seasonal fluctuations. Somewhat higher sales occur in the second and third fiscal quarters, as a result of purchases by customers in anticipation of Fall and Holiday apparel sales. First and fourth fiscal quarter sales tend to be lower as apparel customers limit their orders to refilling smaller inventory requirements after Fall and Holiday sales and forecasting customer reorders for Spring and Summer fabrications.

         The Company does not believe its backlog of firm orders is a material indicator of future business trends, because goods subject to such orders are shipped within two to ten weeks, depending on the availability of yarn and other raw materials. On average, orders are filled within six weeks.

         For fiscal 1996, the Company's aggregate sales to companies under the common control of Sara Lee Corporation accounted for approximately 12% of the Company's net sales. The receivables from this group of customers represent approximately 13% of the Company's November 30, 1996 accounts receivable balance. The Company's export sales are not material.

Supplies of Raw Materials

         The Company has not experienced difficulties in obtaining sufficient yarns, chemicals, dyes and other raw materials and supplies to maintain full production. The Company does not depend upon any single source of supply, and alternative sources are available for most of the raw materials used in its business.

Inventories

         The Company maintains adequate inventories of yarns and other raw materials to insure an uninterrupted production flow. Greige and finished goods are maintained as inventory to meet varying customer demand and delivery requirements. The Company must maintain adequate working capital, because credit terms available to customers normally exceed credit terms extended to the Company by suppliers of raw materials.

Competition

         The Company is engaged in a highly competitive business which is based largely upon product quality, service and price and general consumer demand for the finished goods utilizing the Company's products. There are more than 20 other manufacturers for its products. The Company believes that it is one of the major manufacturers of warp and circular knit, raschel lace and urethane product in the United States. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. As a result of significant expenditures on production equipment, the Company's strong financial position and increased capacity have enabled it to capture a larger share of the now smaller domestic textile market.

Employees

         The Company employs approximately 1,500 people, who are not represented
by  unions.   The  Company   considers   relations  with  its  employees  to  be
satisfactory.


Item 2.  Properties.

         The Company conducts its manufacturing operations in owned facilities located in Lincolnton, Maiden, Cherryville and Salisbury, North Carolina, and in leased facilities located in Amsterdam, New York. All of the Company's facilities are operated mostly on a five day-a-week basis.

         The Company's knitting, dyeing-finishing and printing operations are conducted at the Lincolnton facility. These operations include warp and raschel knitting, various types of dyeing, framing, lace separating, sueding, shearing, napping, calendaring and heat-transfer printing. Dyeing-finishing operations are also conducted at the Cherryville facility. The Lincolnton and Cherryville facilities also process and serve as warehouses for greige goods, manufactured and shipped from the Company's Amsterdam and Maiden plants.

         At the Maiden plant facility, the Company conducts a variety of manufacturing operations, including warping for the tricot and lace machines and single and double knitting of fabrics. The Salisbury facility is the site of the Company's consumer and institutional products manufacturing, retail and over-the-counter operations. The Company's Amsterdam facilities are devoted to tricot warping and knitting and warehousing. Approximately 106,000 square feet in one of the Company's Amsterdam plants is used for the production of a line of polyurethane coated fabrics and a variety of flame, adhesive and ultrasonically bonded items.

         The following table sets forth the location of each of the Company's manufacturing facilities, its principal use, approximate floor space, and, where leased, the lease expiration date. No facility owned by the Company is subject to any encumbrance.

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

Lincolnton,         Warehouse                   55,000 sq. ft.      (1)
North Carolina

Maiden,             Warping, Circular Single    224,013 sq.ft.      (1)
North Carolina      and Double Knitting and
                    Warehouse

Salisbury,          Manufacturing Finished       125,000 sq.ft.      (1)
North Carolina      Consumer Products and
                    Retail Over- the-Counter
                    Fabric

Amsterdam,          Polyurethane Coating         106,000 sq.ft.      12/31/99(2)
New York            Manufacturing
                    Operations and Bonding
                    and Laminating

Amsterdam,          Warping, Tricot  Knitting    367,000 sq.ft.      12/31/06(2)
New York            and Warehouse

Cherryville,        Dyeing and Finishing        197,000 sq. ft.      (1)
North
Carolina

New York,           Executive Offices and        33,000 sq. ft.       4/30/06
New York            Showroom Facilities


------------------------

(1)      Owned by the Company.
(2) Capitalized building lease - See note 5 of Notes to Consolidated Financial Statements.

         All of the Company's facilities are constructed of brick, steel or concrete, and the Company considers all facilities to be adequate and in good operating condition and repair.


Item 3.  Legal Proceedings.

         Neither the Company nor any of its subsidiaries or properties is subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable

Executive Officers of the Company

         The following table sets forth certain information concerning the executive officers of the Company as of February 20, 1997.


Name                            Age      Positions and Offices

Samson Bitensky...............  77       Chairman of the Board of Directors,
                                         President and Chief Executive Officer

David A. Miller...............  59       Vice President-Finance and Treasurer

Stanley August..................  65     Vice President

Steven Myers....................  48     Vice President

Sherman S. Lawrence.............  78     Secretary and Director


         Each of the Company's executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualifies.

         Samson Bitensky was among the founders of the Company in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since such time. Mr. Bitensky has also served as President of the Company since 1970.

         David A. Miller has been employed by the Company since 1966 and has served as its Controller from 1973 until December 7, 1995 and as Vice President
- Finance and Treasurer since December 7, 1995.

         Stanley August has been employed by the Company since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August has served as Vice President - Fabric Operations from 1987 until 1992 and as Vice President since March 30, 1992.

         Steven Myers, an attorney, has been employed by the Company in various senior administrative and managerial capacities since 1982. He served as Vice President - Sales for more than five years prior to May 1988 and has served as Vice President since that time. Mr. Myers is the son-in-law of Mr. Bitensky.

         Sherman S. Lawrence has served as a Director of the Company since 1966 and as Secretary since 1968. Mr. Lawrence has been a practicing attorney since 1942 and has served as co-counsel to the Company since 1966.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

Fiscal 1996

First Quarter.......................................   $ 31 7/8      $ 29 1/2

Second Quarter......................................   $ 29 7/8      $ 26 7/8

Third Quarter.......................................   $ 28 7/8      $ 24 3/4

Fourth Quarter......................................   $ 28 3/8      $ 25 7/8

Fiscal 1995

First Quarter.......................................   $ 32          $ 30

Second Quarter......................................   $ 31 7/8      $ 29

Third Quarter.......................................   $ 32 3/4      $ 30 1/4

Fourth Quarter......................................   $ 31 3/4      $ 29

         At February 20, 1997, there were approximately 598 holders of record of Common Stock. For fiscal 1995, a quarterly dividend of $.16 per share was declared on February 13, 1995 and quarterly dividends of $.175 per share were declared on May 22, 1995, August 21, 1995 and November 27, 1995. For fiscal 1996, quarterly dividends of $.175 per share were declared on February 12, 1996, May 20, 1996, August 14, 1996 and November 24, 1996. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Company.

Item 6.           Selected Consolidated Financial Data.

                                         As at or for the fiscal year ended
                        ---------------------------------------------------------------------
                        November 30,   December 2,   December 3,   November 27,  November 28,
                            1996          1995        1994 (2)        1993          1992
                                              (In thousands, except share data)

Net Sales                 $156,136      $182,000      $189,753      $189,586      $189,288

Income before taxes
  on income                 12,596        13,760        22,428        25,531        25,767

Net income                   8,796         9,410        15,093        17,006        16,917

Earnings per share            1.52          1.57          2.44          2.75          2.65

Total assets               160,980       161,027       163,133       157,499       138,952

Long-term debt                 620           678           731           799           822

Stockholders' equity       133,888       132,932       129,533       124,326       109,172

Book value per
  share (1)                  23.25         22.42         21.52         19.98         18.01

Cash dividends
  per share                    .70          .685           .64           .64           .50

Weighted average
 number of shares
 outstanding             5,797,228     5,981,690     6,189,831     6,181,186     6,390,706

---------------------

(1)  Computed  by  dividing   stockholders'  equity  by  the  number  of  shares
     outstanding at year-end.

(2)  Fifty-three weeks.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Results of Operations

         Fiscal 1996 Compared to Fiscal 1995

         Net sales for the 1996 fiscal year were $156,136,000 as compared to $182,000,000 in 1995, a decrease of 14.2%. Business conditions within the textile industry remained under pressure as a result of sluggish consumer demand, as well as highly competitive market conditions and foreign competition.

         Gross margins as a percentage of sales declined from 14.9% to 14.5%. Lower sales volume reduced operating schedules at manufacturing plants, and a less profitable mix also exerted unfavorable pressures on profit margins. Margins were benefited by cost control programs and favorable LIFO inventory levels. In fiscal 1995, an addition to LIFO inventory reserves in the amount of $893,000 was made as a result of higher raw material prices (primarily fiber), as compared to a decrease of $742,000 in reserves in fiscal 1996 due to lower average FIFO cost levels.

         Selling, general and administrative expenses declined by $3,192,000, or 18.4%, and as a percentage of sales declined to 9.1% from 9.5% last year. The decline relates primarily to lower incentive-based compensation and lower related salaries and commissions. In addition, other selling, general and administrative expenses decreased as a result of the continued effectiveness of the Company's expense containment program, which began in fiscal 1995.

         Interest and dividend income remained at approximately $3.7 million for both years.

         The effective income tax rate for the year was 30.2% as against 31.6% in fiscal 1995. The decline was primarily attributable to a proportionately higher percentage of tax exempt interest in fiscal 1996.

         As a result of these factors, net income declined to $8,796,000 from $9,410,000 but as a percentage of sales increased to 5.6% from 5.2%.

         Earnings per share, which are based upon the weighted average number of shares outstanding (5,797,228 vs. 5,981,690), were $1.52 as compared to $1.57 in fiscal 1995. There was no stock option related dilution in either year.

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

         The Company had realized gains from the sale of investment securities of $511,000 in fiscal 1995 as against losses of $473,000 in the 1994 period, as a result of improved market conditions.

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

         Liquidity and Capital Resources

         The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities in fiscal 1996 was $17,223,000 as compared to $13,155,000 in the comparative 1995 period. Of this increase, $9,047,000 relates to a comparative decline in accounts receivable, which was offset by $4,407,000 related to a comparative increase in inventories.

         Capital expenditures for the current fiscal year were $4,101,000 as against $5,215,000 in the comparable 1995 period. In fiscal 1996, the Company purchased additional knitting and warping machines for two of its knitting mills.

         During fiscal 1996, the Company repurchased 186,804 shares of its common stock at a cost of $5,401,000 (an average price of $28.91). The Company intends to continue to purchase its shares of common stock from time-to-time, as market conditions warrant and price criteria are met.

         During fiscal 1996, the Company declared regular quarterly dividends totaling $0.70 per share.

         Stockholders' equity rose to $133,888,000, or $23.25 book value per share, from $132,932,000, or $22.42 per share, at the previous fiscal year-end.

         Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.

         Inflation

         The Company does not believe the effects of inflation have had a significant impact on the consolidated financial statements.

         Recent Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in fiscal 1996 and its implementation did not have a material effect on the consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows either the intrinsic or fair value method. SFAS No. 123 encourages, but does not require, entities to adopt the fair value method in place of the intrinsic value method as provided for in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company anticipates retaining the intrinsic value method when it adopts SFAS No. 123 in fiscal 1997.


Item 8.  Financial Statements and Supplementary Data.

         See pages F-1 and S-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 31, 1997 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

Item 11. Executive Compensation.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 31, 1997 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 31, 1997 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 31, 1997 pursuant to Regulation 14A.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) Financial Statements: See the Index to Consolidated Financial Statements at page F-2.

          (2)  Financial  Statement  Schedules:   See  the  Index  to  Financial
               Statements Schedules at page S-2.

          (3)  Exhibits.

3.1     -  Restated Certificate of Incorporation, incorporated by reference to
           Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K").

3.2     -  Amended and Restated By-laws, incorporated by reference to Exhibit
           3.2 to the 1993 10-K.

3.3     -  Certificate of Amendment of Restated Certificate of Incorporation,
           incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (the "1994 10-K").

4.1     -  Specimen of Common Stock Certificate, incorporated by reference to
           Exhibit 4-A to Registration Statement No. 2-30163, filed on November 4, 1968.

4.2     -  Rights Agreement dated as of June 6, 1990 between the Company and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to purchase Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K.

4.3     -  Amendment to the Rights Agreement between the Company and
           Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

10.1    -  1987 Stock Option Plan of the Company, incorporated by reference to
           Exhibit 10.1 to the 1993 10-K.

10.2    -  Employment Agreement dated as of March 1, 1993, between the
           Company and Samson Bitensky, incorporated by reference to Exhibit
           10.2 to the 1993 10 -K.

10.3    -  Fab Industries, Inc. Hourly Employees Retirement Plan (the
           "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

10.4    -  Amendment to the Retirement Plan effective December 11, 1978, incorporated  by reference to Exhibit 10.4 to the 1993 10-K.

10.5    -  Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

10.6    -  Amendment to the Retirement Plan dated November 21, 1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

10.7    -  Amendment to the Retirement Plan dated August 29, 1986, incorporated by reference to Exhibit 10.7 to the 1993 10-K.
10.8    -  Amendment to the Retirement Plan effective as of December 1,
           1989, incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.9    -  Amendment to the Retirement Plan dated September 21, 1995, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995 (the "1995 10-K").

10.10   -  Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit Sharing
           Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.11   -  Amendment  to the  Profit  Sharing  Plan  effective  as of
           December 1, 1978, incorporated by reference to Exhibit 10.10 to the 1993 10-K.

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

10.13   -  Amendment  dated  February  5, 1987 to the Profit  Sharing
           Plan,  incorporated by reference to Exhibit 10.12 to the 1993
           10-K.

10.14 - Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.15 - Amendment dated June 30, 1989 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.14 to the 1993 10-K.

10.16 - Amendment dated February 1, 1991 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.17 - Amendment dated September 1, 1995 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.17 to the 1995 10-K.

10.18  -  Lease dated as of December 8, 1988 between Glockhurst
          Corporation N.V. and the Company, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.19 - Lease Modification Agreement dated as of April 8, 1991 between Glockhurst Corporation N.V. and the Company, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

*10.20 - Second Lease Modification Agreement dated May 23, 1996 between 200 Madison Associates, L.P., and the Company.

10.21 - Lease dated as of March 1, 1979 between City of Amsterdam Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.22 - Lease dated as of January 1, 1977 between City of Amsterdam Industrial Development by reference to Exhibit 10.19 to the 1993 10-K.

10.23 - Form of Indemnification agreement between Company and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

10.24  -  Company's Employee Stock Ownership Plan effective as of November
          25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-
          K.

10.25 - Amendment dated September 21, 1995 to the Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.26 - Company's Non-Qualified Executive Retirement Plan dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

21     -  Subsidiaries of the Company incorporated by reference to Exhibit 21 to the 1994 10-K.

*23    -  Consent of BDO Seidman, LLP.

**27   -  Financial Data Schedule pursuant to Article 5 of Regulation S-X.

-------------

*        Filed herewith.
**       Filed with EDGAR version only.

         (b)  Reports on Form 8-K: None

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

             FISCAL YEARS ENDED NOVEMBER 30, 1996, DECEMBER 2, 1995
                              AND DECEMBER 3, 1994

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

Summary of accounting policies                                   F-8 - F-9

Notes to consolidated financial statements                     F-10 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Fab Industries, Inc.
New York, New York



We have audited the consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of November 30, 1996 and December 2, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended November 30, 1996. We have also audited the schedule listed in the index on page S-2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of November 30, 1996 and December 2, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO Seidman, LLP
                                                            --------------------
New York, New York                                              BDO Seidman, LLP
February 6, 1997

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         November 30,      December 2,
                                                             1996              1995
                                                             ----              ----
ASSETS
Current:
    Cash and cash equivalents (Note 1)                  $   7,518,000    $   7,883,000
    Investment securities available-for-sale (Note 2)      60,880,000       54,674,000
    Accounts receivable, net of allowance of $600,000
     and $500,000 for doubtful accounts (Note 13)          28,797,000       35,217,000
    Inventories (Note 3)                                   28,947,000       27,267,000
    Other current assets                                    1,944,000        1,970,000
                                                        -------------    -------------
       Total current assets                               128,086,000      127,011,000

Property, plant and equipment - net (Note 4)               30,203,000       31,579,000
Other assets                                                2,691,000        2,437,000

                                                        $ 160,980,000    $ 161,027,000
                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable                                    $  12,076,000    $  12,661,000
    Corporate income and other taxes                        1,667,000        1,886,000
    Accrued payroll and related expenses                    3,403,000        4,295,000
    Dividends payable                                       1,007,000        1,038,000
    Other current liabilities                                 532,000          470,000
    Deferred income taxes (Note 9)                            761,000          246,000
                                                        -------------    -------------
       Total current liabilities                           19,446,000       20,596,000
Obligations under capital leases, net of current
 maturities (Note 5)                                          620,000          678,000
Other noncurrent liabilities                                2,364,000        1,961,000
Deferred income taxes (Note 9)                              4,662,000        4,860,000
                                                        -------------    -------------
       Total liabilities                                   27,092,000       28,095,000
Commitments (Notes 8 and 10)
Stockholders' equity (Notes 2, 6, 7, 8, 9 and 10):
     Preferred stock, $1 par value
     - shares authorized 2,000,000; none issued                    --               --
    Common stock, $.20 par value - shares authorized
     15,000,000; issued 6,564,194 and 6,549,894             1,313,000        1,309,000
    Additional paid-in capital                              6,410,000        6,150,000
    Retained earnings                                     157,223,000      152,473,000
    Loan to employee stock ownership plan                  (7,907,000)      (8,697,000)
    Net unrealized holding gain on investment
     securities available-for-sale, net of taxes              607,000          224,000
    Unearned restricted stock compensation                    (58,000)        (228,000)
    Cost of common stock held in treasury - 806,439
     and 619,635 shares                                   (23,700,000)     (18,299,000)
                                                        -------------    -------------
       Total stockholders' equity                         133,888,000      132,932,000
                                                        -------------    -------------
                                                        $ 160,980,000    $ 161,027,000
                                                        =============    =============

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                           FAB INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                       Fiscal year ended
                                                                       -----------------
                                                          November 30,       December 2,       December 3,
                                                              1996              1995              1994
                                                              ----              ----              ----
Net sales (Note 13)                                       $ 156,136,000    $ 182,000,000    $ 189,753,000
Cost of goods sold                                          133,466,000      154,956,000      152,372,000
                                                            -----------      -----------    -------------
    Gross profit                                             22,670,000       27,044,000       37,381,000

Selling, shipping and administrative
 expenses                                                    14,150,000       17,342,000       17,762,000
                                                             ----------       ----------       ----------
    Operating income                                          8,520,000        9,702,000       19,619,000
                                                              ---------        ---------       ----------
Other income (expenses):
    Interest and dividend income (Note 12)                    3,660,000        3,676,000        3,410,000
    Interest expense                                           (124,000)        (129,000)        (128,000)
    Net gain (loss) on investment securities (Note 2)           540,000          511,000         (473,000)
                                                              ---------        ---------    -------------
     Total other income                                       4,076,000        4,058,000        2,809,000
                                                              ---------        ---------    -------------
Income before taxes                                          12,596,000       13,760,000       22,428,000

Taxes on income (Note 9)                                      3,800,000        4,350,000        7,335,000
                                                              ---------        ---------    -------------
Net income                                                $   8,796,000    $   9,410,000    $  15,093,000
                                                          =============    =============    =============
Earnings per share                                        $        1.52    $        1.57    $        2.44
                                                          =============    =============    =============
Weighted average number of shares of common
 stock outstanding                                            5,797,228        5,981,690        6,189,831
                                                          =============     ============    =============
Cash dividends declared per share (Note 11)               $         .70    $        .685    $         .64
                                                          =============    =============    =============

                       See  accompanying  summary  of  accounting  policies  and
                                    notes to  consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock
                                     ------------
                                                                                                     Loan to          Net
                                                                                                    employee       unrealized
                                                                     Additional                      stock          holding
                                            Number of                 paid-in       Retained        ownership         gain
                               Total         shares      Amount       capital       earnings          plan           (loss)
                               -----         ------      ------       -------       --------          ----           ------
Balance, November 27,
1993                       $ 124,326,000    6,477,694   $1,295,000   $4,931,000   $ 135,994,000    $(10,277,000)   $      --
Net income -
fiscal 1994                   15,093,000           --           --           --      15,093,000              --           --
Cash dividends                (3,933,000)          --           --           --      (3,933,000)             --           --
Exercise of stock
options                          279,000       15,800        3,000      276,000              --              --           --
Purchase of treasury
stock                         (7,023,000)          --           --           --              --              --           --
Compensation under
restricted stock
plan (Note 6)                    315,000           --           --           --              --              --           --
Payment of loan from
ESOP (Note 8)                    790,000           --           --           --              --         790,000           --
Issuance of treasury
stock under restricted
stock plan                            --           --           --        7,000              --              --           --
Net unrealized holding
loss on investment
securities available-
for-sale, net of taxes          (314,000)          --           --           --              --              --     (314,000)
                             -----------    ---------    ---------    ---------     -----------      ----------      -------
Balance, December 3,
1994                         129,533,000    6,493,494    1,298,000    5,214,000     147,154,000      (9,487,000)    (314,000)
Net income -
fiscal 1995                    9,410,000           --           --           --       9,410,000              --           --
Cash dividends                (4,091,000)          --           --           --      (4,091,000)             --           --
Exercise of stock
options                          947,000       56,400       11,000      936,000              --              --           --
Purchase of treasury
stock                         (4,519,000)          --           --           --              --              --           --
Compensation under
restricted stock
plan (Note 6)                    324,000           --           --           --              --              --           --
Change in net unrealized
holding gain (loss) on
investment securities
available-for-sale,
net of taxes                     538,000           --           --           --              --              --      538,000
Payment of loan from
ESOP (Note 8)                    790,000           --           --           --              --         790,000           --
                             -----------    ---------    ---------    ---------     -----------      ----------      -------
Balance, December 2,
1995                         132,932,000    6,549,894    1,309,000    6,150,000     152,473,000      (8,697,000)     224,000
Net income -
fiscal 1996                    8,796,000           --           --           --       8,796,000              --           --
Cash dividends                (4,046,000)          --           --           --      (4,046,000)             --           --
Exercise of stock
options                          228,000       14,300        4,000      224,000              --              --           --
Purchase of treasury
stock                         (5,401,000)          --           --           --              --              --           --
Compensation under
restricted stock
plan (Note 6)                    206,000           --           --       36,000              --              --           --
Change in net unrealized
holding gain(loss) on
investment securities
available-for-sale,
net of taxes                     383,000           --           --           --              --              --      383,000
Payment of loan from
ESOP (Note 8)                    790,000           --           --           --              --         790,000           --
                           -------------    ---------   ----------    ---------    ------------    ------------      -------
Balance, November 30,
1996                       $ 133,888,000    6,564,194   $1,313,000   $6,410,000   $ 157,223,000    $ (7,907,000)   $ 607,000
                           =============    =========   ==========   ==========   =============    ============    =========

Note: The Company has 2,000,000 shares of authorized, but unissued preferred stock.

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.



                                          Treasury Stock
                                          --------------

                         Unearned
                         restricted
                           stock       Number of
                         compensation   shares      Cost
                         ------------   ------      ----

Balance, November 27,
1993                     $(832,000)   (253,861)   $ (6,785,000)
Net income -
fiscal 1994                     --          --              --
Cash dividends                  --          --              --
Exercise of stock
options                         --          --              --
Purchase of treasury
stock                           --    (221,843)     (7,023,000)
Compensation under
restricted stock
plan (Note 6)              315,000          --              --
Payment of loan from
ESOP (Note 8)                   --          --              --
Issuance of treasury
stock under restricted
stock plan                 (35,000)      1,000          28,000
Net unrealized holding
loss on investment
securities available-
for-sale, net of taxes          --          --              --
                          --------    --------     -----------
Balance, December 3,
1994                       (552,000)   (474,704)    (13,780,000)
Net income -
fiscal 1995                     --          --              --
Cash dividends                  --          --              --
Exercise of stock
options                         --          --              --
Purchase of treasury
stock                           --    (144,931)     (4,519,000)
Compensation under
restricted stock
plan (Note 6)              324,000          --              --
Change in net unrealized
holding gain (loss) on
investment securities
available-for-sale,
net of taxes                    --          --              --
Payment of loan from
ESOP (Note 8)                   --          --              --
                          --------    --------     -----------
Balance, December 2,
1995                      (228,000)   (619,635)    (18,299,000)
Net income -
fiscal 1996                     --          --              --
Cash dividends                  --          --              --
Exercise of stock
options                         --          --              --
Purchase of treasury
stock                           --    (186,804)     (5,401,000)
Compensation under
restricted stock
plan (Note 6)              170,000          --              --
Change in net unrealized
holding gain(loss) on
investment securities
available-for-sale,
net of taxes                    --          --              --
Payment of loan from
ESOP (Note 8)                   --          --              --
                         ---------    --------    ------------
Balance, November 30,
1996                     $ (58,000)   (806,439)   $(23,700,000)
                         =========    ========    ============

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)

                                                                Fiscal year ended
                                                                -----------------
                                                     November 30,     December 2,    December 3,
                                                        1996            1995           1994
                                                        ----            ----           ----
Cash flows from operating activities:
    Net income                                     $  8,796,000    $  9,410,000    $ 15,093,000
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Provision for doubtful accounts               400,000         400,000         300,000
          Depreciation and amortization               5,477,000       5,568,000       5,425,000
          Deferred income taxes                          61,000        (121,000)        402,000
          Compensation under restricted
             stock plan                                 206,000         324,000         315,000
          Net (gain) loss on investment
             securities                                (540,000)       (511,000)        473,000
          Decrease (increase) in:
             Accounts receivable                      6,020,000      (3,027,000)      2,793,000
             Inventories                             (1,680,000)      2,727,000      (5,672,000)
             Other current assets                        26,000         385,000         (37,000)
             Other assets                              (254,000)       (250,000)       (175,000)
          Increase (decrease) in:
             Accounts payable                          (585,000)     (1,628,000)        777,000
             Accruals and other liabilities            (704,000)       (122,000)     (1,107,000)
                                                   ------------    ------------    ------------
Net cash provided by operating activities            17,223,000      13,155,000      18,587,000
                                                   ------------    ------------    ------------
Cash flows from investing activities:
    Purchases of property, plant and equipment       (4,101,000)     (5,215,000)     (7,364,000)
    Proceeds from sales of investment securities      9,660,000       9,746,000       7,110,000
    Acquisition of investment securities            (14,687,000)    (10,350,000)     (8,429,000)
                                                   ------------    ------------    ------------
Net cash used in investing activities                (9,128,000)     (5,819,000)     (8,683,000)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
    Purchase of treasury stock                       (5,401,000)     (8,317,000)     (3,225,000)
    Principal repayment on loan to employee
       stock ownership plan                             790,000         790,000         790,000
    Dividends                                        (4,077,000)     (4,016,000)     (6,953,000)
    Exercise of stock options                           228,000         947,000         279,000
                                                   ------------    ------------    ------------
Net cash used in financing activities                (8,460,000)    (10,596,000)     (9,109,000)
                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents       (365,000)     (3,260,000)        795,000

Cash and cash equivalents, beginning of year          7,883,000      11,143,000      10,348,000
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year             $  7,518,000    $  7,883,000    $ 11,143,000
                                                   ============    ============    ============

                       See  accompanying  summary  of  accounting  policies  and
                                    notes to  consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS:
     Fab Industries, Inc. (the "Company") is a major manufacturer of knitted textile fabrics, laces and finished home products as well as polyurethane coated fabrics. Sales of textile products comprised substantially all of the Company's sales in fiscal 1996, 1995 and 1994, and such sales were primarily made to United States customers. Accordingly, the Company considers itself to be operating in a single segment business.

PRINCIPLES OF CONSOLIDATION:
     The  financial  statements  include  the  accounts  of the  Company and its
subsidiaries,   all  of  which  are  wholly  owned.   Significant   intercompany
transactions and balances have been eliminated.

FISCAL YEAR:
     The Company's fiscal year ends on the Saturday closest to November 30. Fiscal 1996 and 1995 had fifty- two weeks, and fiscal 1994 had fifty three weeks.

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

INVESTMENTS:
     The Company has adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as either held-to-maturity, trading, or available-for-sale. The Company classifies all of its investments as available-for-sale. The investments are recorded at their fair value and the unrealized gain or loss, net of income taxes, is recorded in stockholders' equity.

   Gains and losses on sales of investment securities are computed using the specific identification method.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

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

RESEARCH AND DEVELOPMENT COSTS:
     Research and development costs are charged to expenses in the year incurred and amounted to $3,875,000, $4,184,000 and $4,347,000 in fiscal 1996, 1995 and
1994, respectively.

TAXES ON INCOME:
     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"),"Accounting for Income Taxes".

     Provision  is made for  deferred  income  taxes which  result from  various
temporary   differences,   principally   relating  to  the  use  of  accelerated
depreciation for tax purposes (see Note 9).

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

RECENT ACCOUNTING STANDARDS:
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in fiscal 1996 and its implementation did not have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows either the intrinsic or fair value method. SFAS No. 123 encourages, but does not require, entities to adopt the fair value method in place of the intrinsic value method as provided for in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company anticipates retaining the intrinsic value method when it adopts SFAS No. 123 in fiscal 1997.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Cash and Cash Equivalents
-------------------------------------------------------------------------------
     Cash and cash equivalents at November 30, 1996 and December 2, 1995 consisted of the following (in thousands):

                                                  1996                 1995
                                                 ------              -------
Cash                                             $1,700              $ 1,335
Tax-free short-term debt instruments              5,818                6,548
                                                 ------              -------

                                                 $7,518              $ 7,883
                                                 ======              =======

Note 2 - Investment Securities
-------------------------------------------------------------------------------
     Investment securities available-for-sale at November 30, 1996 and December 2, 1995 consisted of the following (in thousands):



                                        Gross         Gross
                                      Unrealized    Unrealized
                              Cost    Holding Gain  Holding Loss  Fair Value
                              ----    ------------  ------------  ----------
       1996:
       -----
Equities                    $ 7,251     $   624      $   (218)   $ 7,657
U.S. Treasury obligations        37          --            --         37
Tax-exempt obligations       46,891         513           (25)    47,379
Corporate bonds               5,689         155           (37)     5,807
                            -------     -------      ---------   -------

                            $59,868     $ 1,292      $   (280)   $60,880
                            =======     =======      ========    =======

       1995:
       -----
Equities                    $ 1,814     $   109      $   (259)   $ 1,664
U.S. Treasury obligations        52          --            --         52
Tax-exempt obligations       47,769         578           (79)    48,268
Corporate bonds               4,665         116           (91)     4,690
                            -------     -------      ---------   -------

                            $54,300     $   803      $   (429)   $54,674
                            =======     =======      ========    =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 30, 1996 and December 2, 1995, by contractual maturity are as shown below:

                                                    November 30, 1996           December 2, 1995
                                                    -----------------           ----------------
                                                    Cost       Fair Value       Cost      Fair Value
                                                    ----       ----------       ----      ----------
Maturing in one year or less                      $ 4,995       $ 5,030       $11,321       $11,333
Maturing after one year through five years         45,853        46,402        31,711        32,117
Maturing after five years through ten years         1,769         1,791         9,454         9,560
                                                  -------       -------       -------       -------

                                                  $52,617       $53,223       $52,486       $53,010
                                                  =======       =======       =======       =======


     Gross and net realized gains and losses on sales of investment securities were:

                                1996           1995           1994
                                ----           ----           ----

Gross realized gains           $ 1,518        $ 762        $   640
Gross realized losses             (978)        (251)        (1,113)
                               -------        -----        -------

Net realized gain (loss)       $   540        $ 511        $  (473)
                               =======        =====        =======

Note 3 - Inventories
-------------------------------------------------------------------------------


   Inventories at November 30, 1996 and December 2, 1995 consisted of the following (in thousands, except for percentages):

                                                     1996           1995
                                                   --------       ------

Raw materials                                      $10,504        $11,753
Work-in process                                     10,087          7,675
Finished goods                                       8,356          7,839
                                                   -------        -------

                                                   $28,947        $27,267
                                                   =======        =======

Approximate percentage of inventories
valued under LIFO method                                65%            66%
                                                   =======        =======

Excess of FIFO valuation over LIFO valuation       $ 7,161        $ 7,903
                                                   =======        =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Property, Plant and Equipment
-------------------------------------------------------------------------------


     Property, plant and equipment at November 30, 1996 and December 2, 1995 consisted of the following (in thousands):

                                                         1996           1995
                                                       -------         -----
Owned by the Company:
 Land and improvements                                $    698       $    698
 Buildings and improvements                             12,703         12,668
 Machinery and equipment                                90,459         86,405
 Trucks and automobiles                                  1,547          1,538
 Office equipment                                          659            656
 Leasehold improvements                                    808            808
                                                      --------       --------

                                                       106,874        102,773
Property under capital leases:
 Land                                                       18             18
 Buildings and improvements                              1,432          1,432
                                                      --------       --------

                                                       108,324        104,223
Less: Accumulated depreciation and amortization         78,121         72,644
                                                      --------       --------

                                                      $ 30,203       $ 31,579
                                                      ========       ========

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Obligations Under Capital Leases
-------------------------------------------------------------------------------


     Obligations under capital leases at November 30, 1996 and December 2, 1995 consisted of the following (in thousands):

                                                                       1996       1995
                                                                       ----       ----
Obligations under capital leases through 2006 payable in monthly
  installments of $11 including interest at 10% per annum               $648       $706

Less:    Current maturities (included with other current
         liabilities)                                                     28         28
                                                                         ---        ---


                                                                        $620       $678
                                                                        ====       ====

Aggregate installments on obligations under capital leases maturing after one year are as follows:

Fiscal year ending (in thousands):
                                            1998                   $ 67
                                            1999                     73
                                            2000                     79
                                            2001                     85
                                            Thereafter              316
                                                                    ---
                                                                   $620
                                                                   ====

Note 6 - Stock Compensation Plans
-------------------------------------------------------------------------------

Stock Option Plan:

     Under the Company's 1987 stock option plan, the Company may grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

     During fiscal 1996 and fiscal 1994, options covering 50,000 shares and 10,000 shares, respectively were granted. During fiscal 1995, no options were granted.

     During fiscal 1996, 1995 and 1994, options covering 14,300, 56,400 and 15,800 shares, respectively, were exercised and during the same periods options for 10,000, 1,800 and 13,400 shares were cancelled.

     As of the end of fiscal 1996, 1995 and 1994, respectively, the Company had outstanding incentive stock options for the purchase of 154,900, 129,200 and 187,400 shares; 128,800, 168,800 and 167,000 shares were still available for future grants; and 113,700, 127,400 and 173,720 were exercisable. The exercise prices range from $15.44 to $33.88 per share, expiring at various dates from 1996 to 2006.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan:

     During fiscal 1991, the Company approved a restricted stock plan which awarded 60,000 shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares will be held by the Company and will vest over the same five-year period. 3,000 shares were forfeited in fiscal 1996 and the balance became fully vested.

     The shares were recorded at their quoted market value at the date of grant of $26 per share, or $1,560,000. The compensation element related to the awarding of such shares is recognized ratably over the five-year restriction period.

     During fiscal 1996 and 1994, an additional 2,400 shares and 1,000 shares, respectively, were awarded under terms similar to those described above.

     Compensation expense related to the above restricted shares for fiscal 1996, 1995 and 1994 was $181,000, $324,000 and $315,000, respectively.


Note 7 - Stockholder Rights Plan
-------------------------------------------------------------------------------

     During fiscal 1990, the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan"). The Rights Plan was subsequently amended in May 1991, following a 2 for 1 stock split. In connection with the Rights Plan, as amended, the Company declared a dividend of one-half share purchase right (a "Right") on each of its common shares. Each Right entitles the holders to buy from the Company one-half of a common share for every share owned at an exercise price of $60 per share. The Rights have a term of ten years and can only become exercisable upon Board of Directors' approval if a person or group acquires 20% or more of the Company's common shares, or announces that it intends to commence a tender offer which would result in the ownership of 30% or more of the common shares as defined in the Rights Plan. Until they become exercisable, the Rights will be evidenced by the common stock certificates and will be transferred only with such certificates. The Company is entitled to redeem the Rights at $.01 per Right at any time prior to the Rights' becoming exercisable. Upon an acquisition or similar transaction, the Rights will become exercisable at a 50% discount for common shares of an acquiring person. The Rights attach to all of the Company's common shares outstanding as of June 6, 1990, or subsequently issued, and expire on June 6, 2000.


Note 8 - Benefit Plans
-------------------------------------------------------------------------------

Profit Sharing Plans:

     A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 1996, 1995 and 1994 were $439,000, $415,000 and $538,000, respectively.

     The Company established in fiscal 1990 a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees qualified profit sharing plan. Contributions for fiscal 1996, 1995 and 1994 were $98,000, $123,000 and $156,000, respectively.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plan:

     The Company's defined benefit plan covers all eligible hourly production employees. The benefits are based on years of service. Contributions are intended to provide benefits attributable to both past and future services.

   The net periodic pension cost of the defined benefit plan for fiscal 1996, 1995 and 1994 is as follows (in thousands):

                                                     1996           1995          1994
                                                     ----           ----          ----

Service cost                                        $   178        $   160        $ 182
Interest cost on projected benefit obligation           161            162          148
Actual return on plan assets                         (1,267)        (1,024)         213
Net amortization and deferral                           924            768         (525)
                                                    -------        -------        -----

Net periodic pension cost                           $    (4)       $    66        $  18
                                                    =======        =======        =====


     The following table presents a reconciliation of the funded status of the Plan for fiscal 1996 and 1995 (in thousands):


                                                                           1996              1995
                                                                          ------            -----

Accumulated benefit obligations including vested benefits
of ($2,080) and ($2,242)                                                  $(2,235)       $(2,560)
                                                                          =======        =======

Projected benefit obligation for service rendered to date                 $(2,235)       $(2,560)
Plans assets at fair value, primarily listed stocks                         4,350          3,432
                                                                          -------        -------
Projected plan assets in excess of benefit obligation                       2,115            872

Unrecognized net gain from past experience different
from that assumed and effects of changes in assumptions                    (2,194)          (930)

Unrecognized prior service cost                                                37             41

Unrecognized net asset at transition being recognized over 11 years           (56)           (84)
                                                                          -------        -------

Accrued pension costs included in other current liabilities               $   (98)       $  (101)
                                                                          =======        =======

     The average discount rate was 7 1/2% in fiscal 1996 and 8% in fiscal 1995, and the expected rate of return on assets for both fiscal 1996 and 1995 was 8%.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at November 30, 1996 of $7,907,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheet.

     ESOP contributions are recorded for financial reporting purposes as the ESOP shares become allocable to the Plan participants. All ESOP shares are considered outstanding in the determination of earnings per share.

     The portion of the common stock dividends declared relating to ESOP shares totaled $232,000, $229,000 and $216,000 for fiscal 1996, 1995 and 1994, respectively. Of these amounts, $75,000, $60,000 and $50,000 for fiscal 1996, 1995 and 1994, respectively, related to allocated shares and $157,000, $169,000 and $166,000 for fiscal 1996, 1995 and 1994, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

     As of November 30, 1996 and December 2, 1995, ESOP shares information was as follows:


                                                          1996            1995
                                                         -----            ----

       Allocated                                       123,694         102,281
       Committed to be released                         25,693          27,113
       In suspense                                     178,965         204,639
                                                      --------        --------

           Total shares held by ESOP                   328,352         334,033
                                                      ========        ========

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net charges to earnings for fiscal 1996, 1995 and 1994 were as follows (in thousands):

                                             1996         1995         1994
                                             ----         ----         ----

Contribution to ESOP                        $1,297       $1,513       $1,332
Less: Interest income on loan to ESOP          738          840          708
                                            ------       ------       ------

Net charge to earnings                      $  559       $  673       $  624
                                            ======       ======       ======


   The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

Note 9 - Income Taxes
-------------------------------------------------------------------------------

     Provisions for Federal, state and local income taxes for fiscal 1996, 1995 and 1994 consisted of the following components (in thousands):


                                   1996          1995          1994
                                   ----          ----          ----
Current:
         Federal                 $3,415       $ 3,924        $6,104
         State and local            324           547           829
                                 ------       -------        ------
                                  3,739         4,471         6,933
Deferred:
         Federal and state           61          (121)          402
                                 ------       -------        ------

                                 $3,800       $ 4,350        $7,335
                                 ======       =======        ======

     The net deferred tax liability at November 30, 1996 and December 2, 1995 consisted of the following (in thousands):

                                                                  1996           1995
                                                                  ----           ----
Long-term Portion:
  Gross deferred tax liability (asset) for:
   Excess depreciation for tax purposes                        $ 5,738        $ 5,835
   Future tax deductions for employee benefit plans             (1,076)          (933)
   Other                                                             -            (42)
                                                               -------        -------
                  Net long-term liability                        4,662          4,860
                                                               -------        -------

Current Portion:
  Gross deferred tax liability (asset) for:
   Allowance for doubtful accounts                                (108)           (92)
   Net unrealized holding gain on investment securities
    available-for-sale, included in stockholders' equity           405            150
   ESOP contribution accrued for tax purposes                      417            416
   Other                                                            47           (228)
                                                               -------        -------
                  Net current liability                            761            246
                                                               -------        -------

  Net deferred tax liability                                   $ 5,423        $ 5,106
                                                               =======        =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The differences between the Company's effective tax rate and Federal statutory tax rate for fiscal 1996, 1995 and 1994 arose from the following:

                                                                  1996         1995         1994
                                                                  ----         ----         ----
                                                                        (% of pretax income)

Federal tax expense at statutory rate                             35.0%        35.0%        35.0%
State and local income taxes, net of Federal benefit               2.4          3.0          2.7
Tax-free interest income and dividends received deduction         (6.4)        (6.2)        (3.3)
Other                                                             (0.8)        (0.2)        (1.7)
                                                                  ----         ----         ----
Effective tax rate                                                30.2%        31.6%        32.7%
                                                                  ====         ====         ====


Note 10 - Commitments
-------------------------------------------------------------------------------


Stock Repurchase:
   In March 1993, the Company entered into a five year agreement with the Chairman of the Board of Directors and President ("Chairman"). The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary.

Lease:
   The Company leases its New York City offices and showrooms until 2006, at average minimum annual rentals of $503,000 until April 2001 and $660,000 thereafter until April 2006, plus escalation and other costs. The Company has the option to cancel the lease effective April 2001.

   Rental expense for operating leases in fiscal 1996, 1995 and 1994 aggregated $643,000, $671,000 and $662,000, respectively.

   Future minimum annual payments over the remaining noncancelable term of the Company's New York City operating lease are as follows:

     Fiscal year ending (in thousands):

         1997                                    $  487
         1998                                       494
         1999                                       530
         2000                                       559
         2001                                       235
                                                 ------

                                                 $2,305
                                                 ======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Statement of Cash Flows
-------------------------------------------------------------------------------


   Cash outlays for corporate income taxes and interest for fiscal 1996, 1995 and 1994 were as follows (in thousands):

                                    Corporate
                                   income taxes          Interest
                                   ------------          --------

         1996                            $3,840             $ 124
         1995                             4,634               129
         1994                             7,865               128

Non-cash investing and financing activities:

   In fiscal 1996, a net unrealized holding gain of $639,000, less related income taxes of $256,000, on investment securities available-for-sale, was recorded as an increase in stockholders' equity.

   In fiscal 1995, a net unrealized holding gain of $902,000, less related income taxes of $364,000, on investment securities available-for-sale, was recorded as an increase in stockholders' equity.

   In fiscal 1994, a net unrealized holding loss of $528,000, less related income taxes of $214,000, on investment securities available-for-sale, was recorded as a reduction of stockholders' equity.


Note 12 - Interest and Dividend Income
-------------------------------------------------------------------------------


   Interest and dividend income for the past three fiscal years were as follows (in thousands):

                             Interest          Dividend
                              income            income            Total
                              ------            ------            -----


         1996                  $3,505             $ 155           $3,660
         1995                   3,546               130            3,676
         1994                   3,112               298            3,410


Note 13 - Major Customer
-------------------------------------------------------------------------------


   For fiscal 1996, 1995 and 1994, sales to a group of customers affiliated through common control accounted for approximately 12%, 16% and 10% of net sales, respectively. The receivables from this group of customers represented approximately 13% and 22% of the November 30, 1996 and December 2, 1995 accounts receivable balances, respectively.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Quarterly Financial Data (unaudited)
-------------------------------------------------------------------------------


   Quarterly earnings were as follows (in thousands, except for earnings per share):



                                       First            Second             Third           Fourth
                                     Quarter           Quarter           Quarter          Quarter             Total
                                     -------           -------           -------          -------             -----

Fiscal 1996:
Net sales                            $35,588           $40,768           $40,016          $39,764          $156,136
Cost of goods sold                    31,040            34,753            33,704           33,969           133,466
Net income                             1,594             2,156             2,420            2,626             8,796
Earnings per share                      $.27              $.37              $.42             $.46             $1.52


Fiscal 1995:
Net sales                            $41,433           $48,318           $44,879          $47,370          $182,000
Cost of goods sold                    35,324            40,146            38,485           41,001           154,956
Net income                             1,978             3,139             1,919            2,374             9,410
Earnings per share                      $.33              $.52              $.32             $.40             $1.57

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                          FINANCIAL STATEMENTS SCHEDULE
                                FORM 10-K ITEM 14
                                -----------------

             FISCAL YEARS ENDED NOVEMBER 30, 1996, DECEMBER 2, 1995
             ------------------------------------------------------
                              AND DECEMBER 3, 1994
                              --------------------

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES



                                    CONTENTS
                                    --------



SCHEDULE:

  II. Valuation and qualifying accounts                   S-3

                                   SCHEDULE II
                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)






Col. A                                     Col. B                   Col. C                    Col. D       Col. E
------                                     ------                   ------                    ------       ------


                                                                     Additions
                                                      --------------------------------
                                                             (1)                (2)
                                       Balance at          Charged                                        Balance
                                        beginning         to costs           Charged to                    at end
Description                             of year       and expenses       other accounts    Deductions     of year
-----------                             -------       ------------       --------------    ----------     -------


Fiscal year ended November 30, 1996:
   Allowance for doubtful accounts         $  500         $400  (i)             -           $(300)(ii)     $  600
                                           ======         =========       ========          ==========     ======


Fiscal year ended December 2, 1995:
   Allowance for doubtful accounts         $  950         $400 (i)              -           $(850)(ii)      $ 500
                                           ======         ========        ========          ==========      =====


Fiscal year ended December 3, 1994:
   Allowance for doubtful accounts         $1,600         $300 (i)              -           $(950)(ii)      $ 950
                                           ======         ========        ========          ==========      =====





(i) Current year's provision.

(ii) Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FAB INDUSTRIES, INC.
                                            (Company)


                                            By:/s/ Samson Bitensky
                                               ---------------------
                                                     Samson Bitensky
                                            Chairman of the Board, Chief
                                            Executive Officer and President


                                                February 27, 1997
                                                -----------------
                                                       Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Date             Capacity in Which Signed
---------                  ----             ------------------------


/s/Samson Bitensky
---------------------
Samson Bitensky         February 27, 1997  Chairman of the Board, Chief
                                           Executive Officer, President and
                                           Director
                                           (Principal Executive Officer)


/s/David A. Miller
---------------------
David A. Miller         February 27, 1997  Vice President-Finance and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


/s/Sherman S. Lawrence
----------------------
Sherman S. Lawrence     February 27, 1997  Secretary and Director


/s/Lawrence Bober
----------------------
Lawrence Bober          February 27, 1997  Director


/s/Richard Marlin
----------------------
Richard Marlin          February 27, 1997  Director


/s/Louis Feil
----------------------
Louis Feil              February 27, 1997  Director


/s/Oscar Kunreuther
----------------------
Oscar Kunreuther        February 27, 1997  Director

                                INDEX TO EXHIBITS

                                                                                       Page Number In
                                                                                       Sequentially
Exhibit Description of Exhibit                                                         Numbered Copy

3.1     -  Restated Certificate of Incorporation, incorporated by reference to
           Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K").

3.2     -  Amended and Restated By-laws, incorporated by reference to Exhibit
           3.2 to the 1993 10-K.

3.3     -  Certificate of Amendment of Restated Certificate of Incorporation,
           incorporated by reference to Exhibit 3.3 to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 3, 1994 (the
           "1994 10-K").

4.1     -  Specimen of Common Stock Certificate, incorporated by reference to
           Exhibit 4-A to Registration Statement No. 2-30163, filed on November
           4, 1968.

4.2     -  Rights Agreement dated as of June 6, 1990 between the Company and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit
           B the Summary of Rights to purchase Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K.

4.3     -  Amendment to the Rights Agreement between the Company and
           Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

10.1    -  1987 Stock Option Plan of the Company, incorporated by reference to
           Exhibit 10.1 to the 1993 10-K.

10.2    -  Employment Agreement dated as of March 1, 1993, between the
           Company and Samson Bitensky, incorporated by reference to Exhibit
           10.2 to the 1993 10 -K.

10.3    -  Fab Industries, Inc. Hourly Employees Retirement Plan (the
           "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

10.4    -  Amendment to the Retirement Plan effective December 11, 1978, incorporated  by reference to Exhibit 10.4 to the 1993 10-K.

10.5    -  Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

10.6    -  Amendment to the Retirement Plan dated November 21, 1983, incorporated by reference to Exhibit 10.6 to the 1993 10-K.

10.7    -  Amendment to the Retirement Plan dated August 29, 1986, incorporated by reference to Exhibit 10.7 to the 1993 10-K.


                                                                                       Page Number In
                                                                                       Sequentially
Exhibit Description of Exhibit                                                         Numbered Copy


10.8   -  Amendment to the Retirement Plan effective as of December 1,
          1989, incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.9 - Amendment to the Retirement Plan dated September 21, 1995, incorporated by reference to Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 2, 1995 (the
          "1995 10-K").

10.10  -  Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit Sharing
          Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.11  -  Amendment  to the  Profit  Sharing  Plan  effective  as of
          December 1, 1978, incorporated by reference to Exhibit 10.10 to the 1993 10-K.

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

10.13  -  Amendment  dated  February  5, 1987 to the Profit  Sharing
          Plan,  incorporated by reference to Exhibit 10.12 to the 1993
          10-K.

10.14  -  Amendment  dated  December  24, 1987 to the Profit  Sharing
          Plan,  incorporated by reference to Exhibit 10.13 to the 1993
          10-K.

10.15 - Amendment dated June 30, 1989 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.14 to the 1993 10-K.

10.16  -  Amendment  dated  February  1, 1991 to the Profit  Sharing
          Plan,  incorporated by reference to Exhibit 10.15 to the 1993
          10-K.

10.17  -  Amendment  dated  September  1, 1995 to the Profit  Sharing
          Plan,  incorporated by reference to Exhibit 10.17 to the 1995
          10-K.

10.18  -  Lease dated as of December 8, 1988 between Glockhurst
          Corporation N.V. and the Company, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.19  -  Lease Modification Agreement dated as of April 8, 1991 between
          Glockhurst Corporation N.V. and the Company, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

*10.20 -  Second Lease Modification Agreement dated May 23, 1996 between 200
          Madison Associates, L.P., and the Company.

10.21  -  Lease dated as of March 1, 1979 between City of Amsterdam
          Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.22  -  Lease dated as of January 1, 1977 between City of Amsterdam
          Industrial Development by reference to Exhibit 10.19 to the 1993 10-
          K.

10.23 - Form of Indemnification agreement between Company and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993
          10-K.


                                                                                       Page Number In
                                                                                       Sequentially
Exhibit Description of Exhibit                                                         Numbered Copy


10.24  -  Company's Employee Stock Ownership Plan effective as of November
          25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-
          K.

10.25  -  Amendment dated September 21, 1995 to the Employee Stock
          Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.26  -  Company's Non-Qualified Executive Retirement Plan dated as of
          November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

21     -  Subsidiaries of the Company incorporated by reference to Exhibit 21 to the 1994 10-K.

*23    -  Consent of BDO Seidman, LLP.

**27   -  Financial Data Schedule pursuant to Article 5 of Regulation S-X.


-------------

*        Filed herewith.
**       Filed with EDGAR version only.