Form 10-Q
period 1997-03-01
FAB INDUSTRIES INC
filed 1997-04-14
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 1, 1997
                               -------------------------------------------------
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

              CLASS                   Shares Outstanding at April 14, 1997
--------------------------------------------------------------------------------
   Common stock, $.20 par value                       5,707,055

                      FAB INDUSTRIES INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


 PART I - FINANCIAL INFORMATION                                           PAGE

 Consolidated Statements of Income
      13 Weeks ended March 1, 1997 and March 2, 1996                           2

 Consolidated Balance Sheets (Asset Section)
      March 1, 1997 and November 30, 1996                                      3

 Consolidated Balance Sheets (Liability and Stockholders' Equity Section)
      March 1, 1997 and November 30, 1996                                      4

 Consolidated Statements of Stockholders' Equity
      13 Weeks ended March 1, 1997                                             5

 Consolidated Statements of Cash Flows
      13 Weeks ended March 1, 1997 and March 2, 1996                           6

  Notes to Consolidated Financial Statements                                   7

 PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             10


 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   11


 SIGNATURES                                                                  14


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                             FOR THE 13 WKS ENDED
                                                    ------------------------------------
                                                    MARCH 1, 1997        MARCH 2, 1996
                                                    ---------------    -----------------
                                                       (Unaudited)         (Unaudited)
Net sales                                               $35,475,000         $35,588,000
Cost of goods sold                                       31,427,000          31,040,000
                                                      -------------         -----------
Gross profit                                              4,048,000           4,548,000


Selling, general and administrative expenses              3,038,000           3,249,000
                                                      -------------         -----------
Operating income                                          1,010,000           1,299,000
                                                      -------------         -----------
Other income (expense):
  Interest and dividend income                              946,000             857,000
  Interest expense                                          (16,000)            (18,000)
  Net gain on investment securities                         485,000             192,000

                                                      -------------         -----------
Total other income                                        1,415,000           1,031,000
                                                      -------------         -----------
Income before taxes                                       2,425,000           2,330,000

Taxes on Income                                             775,000             736,000
                                                      -------------         -----------

Net Income                                               $1,650,000          $1,594,000
                                                      =============         ===========


Earnings per share of common stock and                        $0.29               $0.27
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents                       5,752,438           5,900,657

See notes to consolidated financial statements.


                                      (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                               AS OF
                                                               ------------------------------------
                                                               MARCH 1, 1997        NOVEMBER 30, 1996
                                                               ---------------    -----------------
                                                                (Unaudited)
Current assets:

  Cash and cash equivalents (Note 2)                                $6,560,000         $7,518,000
  Investment securities available-for-sale (Note 3)                 61,968,000         60,880,000
  Accounts receivable-net of allowance of
    $700,000 and $600,000 for doubtful
    accounts                                                        24,082,000         28,797,000
  Inventories (Note 4)                                              30,158,000         28,947,000
  Other current assets                                               1,980,000          1,944,000
                                                                  ------------       ------------
    Total current assets                                           124,748,000        128,086,000
                                                                  ------------       ------------




 Property, plant and equipment - at cost                           109,139,000        108,324,000
 Less:  Accumulated depreciation                                    79,399,000         78,121,000
                                                                  ------------       ------------
                                                                    29,740,000         30,203,000

 Other assets                                                        2,883,000          2,691,000
                                                                  ------------       ------------
                                                                  $157,371,000       $160,980,000
                                                                  ============       ============

See notes to consolidated financial statements.


                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND

                              STOCKHOLDERS' EQUITY


                                                                            AS OF
                                                            --------------------------------------
                                                             MARCH 1, 1997        NOVEMBER 30, 1996
                                                            ---------------       ----------------
                                                              (Unaudited)
Current liabilities:

  Accounts payable                                                 $10,057,000        $12,076,000
  Corporate income and other taxes                                   2,011,000          1,667,000
  Accrued payroll and related expenses                               1,475,000          3,403,000
  Dividends payable                                                  1,006,000          1,007,000
  Other current liabilities                                            218,000            532,000
  Deferred income taxes                                                685,000            761,000
                                                                  ------------       ------------
    Total current liabilities                                       15,452,000         19,446,000
                                                                  ------------       ------------

Obligations under capital leases - net of
  current maturities                                                   604,000            620,000

Other noncurrent liabilities                                         2,441,000          2,364,000

Deferred income taxes                                                4,622,000          4,622,000
                                                                  ------------       ------------
    Total liabilities                                               23,119,000         27,092,000
                                                                  ------------       ------------

Stockholders' equity                                               134,252,000        133,888,000
                                                                  ------------       ------------
                                                                  $157,371,000       $160,980,000
                                                                  ============       ============

See notes to consolidated financial statements.


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE 13 WEEKS ENDED MARCH 1, 1997


                                             Common Stock *
                                             -------------             Additional                    Loan to
                                             Number of                 Paid-in      Retained         Employee Stock
                                 Total        Shares        Amount     Capital      Earnings         Ownership Plan
                                 -----     -------------  -----------   ---------   ------------     --------------  --
Balance at
November 30, 1996            $133,888,000    6,564,194   $1,313,000   $6,410,000   $157,223,000      ($7,907,000)

Net income                      1,650,000                                             1,650,000

Cash dividends                 (1,006,000)                                           (1,006,000)

Exercise of
stock options                       6,000          300                     6,000

Purchase of
treasury stock                   (188,000)

Compensation under
restricted stock plan              11,000

Change in net unrealized
holding gain (loss) on
investment securities
available-for-sale,
net of taxes                     (109,000)
                            -------------    ---------   ----------   ----------   ------------     ------------      -

Balance at March 1, 1997     $134,252,000    6,564,494   $1,313,000   $6,416,000   $157,867,000      ($7,907,000)
(Unaudited)                  ============    =========   ==========   ==========   ============     ============



* Common  stock $0.20 par value -  15,000,000  shares  authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.

                               Net
                               Unrealized   Unearned       Treasury Stock
                               Holding      Restricted     --------------------
                               Gain         Stock          Number of
                              (Loss)        Compensation   Shares        Cost
                              --------      ------------   --------   ---------
Balance at
November 30, 1996             $607,000     ($58,000)       (806,439)  ($23,700,000)

Net income

Cash dividends

Exercise of
stock options

Purchase of
treasury stock                                               (7,000)      (188,000)

Compensation under
restricted stock plan                        11,000

Change in net unrealized
holding gain (loss) on
investment securities
available-for-sale,
net of taxes                  (109,000)
                              ---------    ---------        --------   ------------
Balance at March 1, 1997      $498,000     ($47,000)        (813,439)  ($23,888,000)
(Unaudited)                   ========     =========         ========   ===========

* Common  stock $0.20 par value -  15,000,000  shares  authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.


                                       (5)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE 13 WKS ENDED
                                            ------------------------------------
                                                 MARCH 1, 1997     MARCH 2, 1996
                                            ------------------    --------------
                                                    (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Net Income                                           $1,650,000      $1,594,000
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Provision for doubtful accounts                      100,000         100,000
   Depreciation and amortization                      1,278,000       1,422,000
   Deferred income taxes                                (43,000)        (83,000)
   Net gain on investment securities                   (485,000)       (192,000)
   Compensation under restricted stock plan              11,000         132,000
   Decrease (increase) in:
     Accounts receivable                              4,615,000       9,175,000
     Inventories                                     (1,211,000)     (1,814,000)
     Other current assets                               (36,000)         35,000
     Other assets                                      (192,000)       (106,000)
   Decrease in:
     Accounts payable                                (2,019,000)     (2,374,000)
     Accruals and other liabilities                  (1,838,000)     (2,686,000)
                                                    -----------    ------------
       Net cash provided by
        operating activities                          1,830,000       5,203,000
                                                    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                          (815,000)       (599,000)

  Proceeds from sales of investment securities          560,000       5,556,000

  Acquisition of investment securities               (1,345,000)     (5,983,000)
                                                    -----------    ------------
       Net cash used in
         investing activities                        (1,600,000)     (1,026,000)
                                                    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                           (188,000)     (1,027,000)
  Dividends                                          (1,006,000)     (1,032,000)
  Exercise of stock options                               6,000          80,000
                                                    -----------    ------------
       Net cash used in financing
         activities                                  (1,188,000)     (1,979,000)
                                                    -----------    ------------
Increase (decrease) in cash and cash
  equivalents                                          (958,000)      2,198,000
Cash and cash equivalents,
  beginning of period                                 7,518,000       7,883,000
                                                    -----------    ------------
Cash and cash equivalents,
  end of period                                      $6,560,000     $10,081,000
                                                    ===========    ============

See notes to consolidated financial statements.


                                      (6)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 1, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 1997. The balance sheet at November 30, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.


2.   Cash and cash equivalents consist of the following (in thousands):

                                                                November 30,
                                               March 1, 1997      1996
                                              -----------       -----------
                                               (Unaudited)

Cash                                             $1,518        $1,700

Tax-free short-term debt instruments              5,042         5,818
                                                 ------        ------
                                                 $6,560        $7,518
                                                 ======        ======


                                      (7)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   Investment Securities:

At March 1, 1997 and November 30, 1996, investment securities available-for-sale consist of the following (in thousands):


                                                                        Gross             Gross
                                                                      Unrealized         Unrealized
                                                                       Holding            Holding             Fair
 March 1, 1997 (Unaudited)                         Cost                 Gain               Loss               Value
------------------                                ---------           ----------          -------            ------

Equities                                            $7,771               $385               ($163)             $7,993

U.S.  Government securities                             34                                                         34

Corporate bonds                                      5,644                175                  (3)              5,816

Tax exempt obligations                              47,690                462                 (27)             48,125
                                                  --------           --------            --------            --------
                                                   $61,139             $1,022               ($193)            $61,968
                                                  ========           ========            ========            ========

November 30, 1996                                                        Gross             Gross
------------------                                                     Unrealized         Unrealized
                                                                        Holding            Holding             Fair
                                                    Cost                 Gain               Loss               Value
                                                   ---------           ----------          -------            ------

Equities                                            $7,251               $624               ($218)             $7,657

U.S.  Government securities                             37                                                        37

Corporate bonds                                      5,689                155                 (37)              5,807

Tax exempt obligations                              46,891                513                 (25)             47,379
                                                  --------           --------            --------            --------
                                                   $59,868             $1,292               ($280)            $60,880
                                                  ========           ========            ========            ========


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


                                                                    November 30,
                                              March 1, 1997            1996
                                              ------------          ------------
                                                (Unaudited)

Raw materials                                   $11,349,000         $10,504,000
Work in process                                  10,272,000          10,087,000
Finished goods                                    8,537,000           8,356,000
                                                -----------         -----------
      Total                                     $30,158,000         $28,947,000
                                                ===========         ===========


Approximate percentage of
  inventories valued
  under LIFO valuation                                   63%                 65%
                                                ===========         ===========


Excess of FIFO valuation
  over LIFO valuation                            $6,861,000          $7,161,000
                                                ===========         ===========


                                       (9)

                                          PART II.  OTHER INFORMATION



      Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.



     (b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending March 1, 1997.


                                      (10)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
First Quarter
Fiscal 1997 compared to Fiscal 1996

         Net sales for the first quarter of fiscal 1997 were $35,475,000 as compared to $35,588,000 in the similar 1996 period, a slight decrease of $113,000. Customer bookings and shipments, which were depressed during the fourth quarter 1996, began to strengthen during the current period. This trend has continued into the second quarter. Units shipped by our fabric divisions, as well as product mix and selling prices, remained relatively constant for both periods.

         Gross profit as a percentage of sales decreased to 11.4% as compared to 12.8% for the first quarter of fiscal 1996. The major factor causing the decline was lower plant utilization rates, offset partially by the effects of the Company's cost control programs and a decrease of $300,000 in the LIFO reserves due to lower average FIFO cost levels.

         Selling, general and administrative expenses declined to 8.6% from 9.1% last year as expenditures fell by $211,000. Expenses decreased as a result of the continued effectiveness of the Company's expense containment program, which began in fiscal 1995.

         Interest and dividend income increased by 10.4% in the quarter to $946,000 as against $857,000, as a result of higher average available balances and higher average rates. The Company had realized gains from the sale of investment securities in the quarter of $485,000 as compared to gains of $192,000 in the first quarter of fiscal 1996.

         As a result of these factors, quarterly net income increased to $1,650,000, or 4.7% of sales, from $1,594,000, or 4.5% of sales last year first quarter.


                                       (11)

         Earnings per share, which are based upon the weighted average number of shares outstanding (5,752,438 vs. 5,900,657), were $0.29 as compared to $0.27. There was no stock option related dilution in either comparative quarter. Liquidity and Capital Resources

         The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities for the 13 weeks ended March 1, 1997 amounted to $1,830,000 as compared to $5,203,000 in the comparable 1996 period. Of this decrease, $4,560,000 relates to comparative declines in accounts receivable, which were offset by $603,000 related to a comparative increase in inventories, and $848,000 in accruals and other liabilities.

         Capital expenditures for the quarter were $815,000 as against $599,000 in the comparable 1996 period. Subsequent to the end of the quarter, the Company expended approximately $600,000 on fixed assets.

         In March 1997, the Company acquired the copyrights, trade name, and certain assets of Wiener Laces, Inc., manufacturer of raschel and leavers lace goods for a total purchase price of approximately $1.0 million.

         The Company declared a quarterly dividend of $0.175 per share, payable April 25, 1997, to stockholders of record as of March 12, 1997.

         Stockholders' equity was $134,252,000, or $23.34 per share, as compared to $133,888,000, or $23.25 per share at the previous fiscal year-end November 30, 1996, and $130,775,000, or $22.43 per share at the end of the comparative 1996 first quarter.


                                       (12)

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   April 14, 1997                   FAB INDUSTRIES, INC.




                                         By: /s/ David A. Miller
                                            ---------------------------
                                               David A. Miller, Vice
                                        President - Finance and Treasurer
                                       (Principal Financial and Accounting
                                                    Officer)



                                      (14)