Form 10-Q
period 1997-05-31
FAB INDUSTRIES INC
filed 1997-07-08
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               May 31, 1997
                               -------------------------------------------------
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

              CLASS                   Shares Outstanding at July 7, 1997
--------------------------------------------------------------------------------
   Common stock, $.20 par value                       5,679,962

                      FAB INDUSTRIES INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


 PART I - FINANCIAL INFORMATION                                             PAGE


    Table of Contents                                                          2

    Consolidated Statements of Income
    13 Weeks ended May 31, 1997 and June 1, 1996                               3

    Consolidated Statements of Income
    26 Weeks ended May 31, 1997 and June 1, 1996                               4

    Consolidated Balance Sheets (Asset Section)
    May 31, 1997 and November 30, 1996                                         5

    Consolidated Balance Sheets (Liability and Stockholders'
    Equity Section) May 31, 1997 and November 30, 1996                         6

    Consolidated Statements of Stockholders' Equity
    26 Weeks ended May 31, 1997                                                7

    Consolidated Statements of Cash Flows
    26 Weeks ended May 31, 1997 and June 1, 1996                               8

    Notes to Consolidated Financial Statements                                 9

PART II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders               12

    Item 6. Exhibits and Reports on Form 8-K                                  13

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     14


SIGNATURES                                                                    17

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   FOR THE 13 WKS ENDED
                                              ----------------------------
                                               May 31, 1997     June 1, 1996
                                              ----------------------------
                                               (Unaudited)       (Unaudited)

Net sales                                      $ 42,940,000    $ 40,768,000
Cost of goods sold                               36,601,000      34,753,000
                                               ------------    ------------
Gross profit                                      6,339,000       6,015,000

Selling, general and administrative expenses      4,140,000       3,837,000
                                               ------------    ------------
Operating income                                  2,199,000       2,178,000
                                               ------------    ------------
Other income (expense):
  Interest and dividend income                      959,000         914,000
  Interest expense                                  (16,000)        (70,000)
  Net gain on investment securities                 378,000         129,000
                                               ------------    ------------
Total other income                                1,321,000         973,000
                                               ------------    ------------
Income before taxes                               3,520,000       3,151,000

Taxes on Income                                   1,125,000         995,000
                                               ------------    ------------
Net Income                                     $  2,395,000    $  2,156,000
                                               ============     ===========

Earnings per share of common stock and         $       0.42    $       0.37
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents               5,708,115       5,767,621

See notes to consolidated financial statements

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE 26 WKS ENDED
                                                 ------------------------------
                                                 May 31, 1997    June 1, 1996
                                                 ------------------------------
                                                 (Unaudited)     (Unaudited)

Net sales                                      $ 78,415,000    $ 76,356,000
Cost of goods sold                               68,028,000      65,793,000
                                               ------------    ------------
Gross profit                                     10,387,000      10,563,000

Selling, general and administrative expenses      7,178,000       7,086,000
                                               ------------    ------------
Operating income                                  3,209,000       3,477,000
                                               ------------    ------------
Other income (expense):
  Interest and dividend income                    1,905,000       1,771,000
  Interest expense                                  (32,000)        (88,000)
  Net gain on investment securities                 863,000         321,000
                                               ------------    ------------
Total other income                                2,736,000       2,004,000
                                               ------------    ------------
Income before taxes                               5,945,000       5,481,000

Taxes on Income                                   1,900,000       1,731,000
                                               ------------    ------------
Net Income                                     $  4,045,000    $  3,750,000
                                               ============     ===========

Earnings per share of common stock and         $       0.71    $       0.64
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents               5,730,277       5,834,139

See notes to consolidated financial statements

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          A S S E T S
          -   -  -  -

                                                                  AS OF
                                                     --------------------------------
                                                     May 31, 1997   November 30, 1996
                                                     --------------------------------
                                                     (Unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                  $  2,829,000   $  7,518,000
 Investment securities available-for-sale (Note 3)     58,883,000     60,880,000
 Accounts receivable-net of allowance of
   $800,000 and $600,000 for doubtful accounts         29,564,000     28,797,000
 Inventories (Note 4)                                  31,218,000     28,947,000
 Other current assets                                   1,950,000      1,944,000
                                                     ------------   ------------
   Total current assets                               124,444,000    128,086,000
                                                     ------------   ------------

Property, plant and equipment - at cost               111,070,000    108,324,000
Less: Accumulated depreciation                         80,691,000     78,121,000
                                                     ------------   ------------
                                                       30,379,000     30,203,000

Other assets                                            3,142,000      2,691,000
                                                     ------------   ------------
                                                     $157,965,000   $160,980,000
                                                     ============   ============

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                            --------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------

                                                       AS OF
                                          ----------------------------------
                                          May 31, 1997    November 30, 1996
                                          ----------------------------------
                                          (Unaudited)

Current liabilities:

 Accounts payable                           $ 10,225,000   $ 12,076,000
 Corporate income and other taxes              1,861,000      1,667,000
 Accrued payroll and related expenses          2,549,000      3,403,000
 Dividends payable                               994,000      1,007,000
 Other current liabilities                       556,000        532,000
 Deferred income taxes                           654,000        761,000
                                            ------------   ------------
   Total current liabilities                  16,839,000     19,446,000
                                            ------------   ------------
Obligations under capital leases - net of
   current maturities                            588,000        620,000

Other noncurrent liabilities                   2,512,000      2,364,000

Deferred income taxes                          4,582,000      4,662,000
                                            ------------   ------------

   Total liabilities                          24,521,000     27,092,000
                                            ------------   ------------

Stockholders' equity                         133,444,000    133,888,000
                                            ------------   ------------
                                            $157,965,000   $160,980,000
                                            ============   ============

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE 26 WEEKS ENDED MAY 31,1997

                                            Common Stock*                                                             Net
                                            ============            Additional                     Loan to            Unrealized
                                            Number of               Paid-in        Retained        Employee Stock     Holding Gain
                              Total         Shares      Amount      Capital        Earnings        Ownership Plan     (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance at
November 30, 1996            $133,888,000   6,564,194  $1,313,000  $6,410,000     $157,223,000     ($7,907,000)      $607,000

Net income                      4,045,000                                            4,045,000

Cash dividends                 (2,000,000)                                          (2,000,000)

Exercise of
stock options                      14,000         800                  14,000

Purchase of
treasury stock                 (2,211,000)

Compensation under
restricted stock plan              18,000

Change in net
unrealized holding
gain (loss) on investment
securities available-for-
sale, net of taxes               (310,000)                                                                           (310,000)
                             -----------------------------------------------------------------------------------------------------

Balance at May 31, 1997      $133,444,000   6,564,994  $1,313,000  $6,424,000     $159,268,000     ($7,907,000)      $297,000
(Unaudited)                  ==================================================================================================---


                            Unearned         Treasury Stock
                            Restricted       ===========---
                            Stock            Number of
                            Compensation     Shares         Cost
--------------------------------------------------------------------
Balance at
November 30, 1996           ($58,000)      (806,439)  ($23,700,000)


Net income

Cash dividends

Exercise of
stock options

Purchase of
treasury stock                              (77,719)  (2,211,000)

Compensation under
restricted stock plan         18,000

Change in net
unrealized holding
gain (loss) on investment
securities available-for-
sale, net of taxes
                          ------------------------------------------

Balance at May 31, 1997     ($40,000)      (884,158)  ($25,911,000)
(Unaudited)               ==========================================


* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE 26 WKS ENDED
                                                   ---------------------------------
                                                      May  31, 1997    June 1, 1996
                                                   ---------------------------------
CASH FLOWS FROM                                     (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
Net Income                                             $ 4,045,000     $ 3,750,000
 Adjustments to reconcile net income
 to net cash provided (used in) by operating
 activities:
   Provision for doubtful accounts                         200,000         200,000
   Depreciation and amortization                         2,570,000       2,845,000
   Deferred income taxes                                    20,000        (167,000)
   Net gain on investment securities                      (863,000)       (321,000)
   Compensation under restricted stock plan                 18,000         112,000
 Decrease (increase) in:
   Accounts receivable                                    (967,000)      7,050,000
   Inventories                                          (2,271,000)     (2,860,000)
   Other current assets                                     (6,000)       (175,000)
   Other assets                                           (451,000)       (126,000)
 Decrease in:
   Accounts payable                                     (1,851,000)     (2,899,000)
   Accruals and other liabilities                         (532,000)     (1,468,000)
                                                       -----------     -----------
   Net cash provided by (used in)                          (88,000)      5,941,000
   operating activities                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment           (2,746,000)       (897,000)
   Proceeds from sales of investment securities          3,294,000       6,616,000
   Acquisition of investment securities                   (952,000)     (5,601,000)
                                                       -----------     -----------
   Net cash provided by (used in)
   investing activities                                   (404,000)        118,000
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                           (2,211,000)     (5,155,000)
   Dividends                                            (2,000,000)     (2,040,000)
   Exercise of stock options                                14,000          91,000
                                                       -----------     -----------

   Net cash used in financing activities                (4,197,000)     (7,104,000)
                                                       -----------     -----------

   Increase (decrease) in cash and cash equivalents     (4,689,000)      1,045,000)
   Cash and cash equivalents, beginning of period        7,518,000       7,883,000
                                                       -----------     -----------
   Cash and cash equivalents, end of period            $ 2,829,000     $ 6,838,000
                                                       ===========     ===========

   See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 1997. The balance sheet at November 30, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.


2.  Cash and cash equivalents consist of the following (in thousands):



                                         May 31, 1997    November 30, 1996
                                         ------------    -----------------
                                          (Unaudited)

Cash                                        $1,404             $1,700

Tax-free short-term debt instruments         1,425              5,818
                                            ------             ------
                                            $2,829             $7,518
                                            ======             ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

At May 31, 1997 and November 30, 1996, investment securities available-for-sale consist of the following (in thousands):



                                                  Gross      Gross
                                                  Unrealized Unrealized
                                                  Holding    Holding      Fair
May 31, 1997 (Unaudited)                Cost      Gain       Loss         Value
-----------------------------           -----     --------   ----------   ------

Equities                               $ 8,268    $ 366     ($   160)    $ 8,474

U.S. Government securities                  30                                30

Corporate bonds                          5,342      160           (2)      5,500

Tax-exempt obligations                  44,748      195          (64)     44,879
                                       -------    -----     --------     -------
                                       $58,388    $ 721     ($   226)    $58,883
                                       =======    =====     =========    =======

                                                  Gross      Gross
                                                  Unrealized Unrealized
                                                  Holding    Holding      Fair
November 30, 1996                       Cost      Gain       Loss         Value
----------------------------            -----     --------   ----------   -----

Equities                               $ 7,251    $ 624     ($   218)    $ 7,657

U.S. Government securities                  37                                37

Corporate bonds                          5,689      155          (37)      5,807

Tax-exempt obligations                  46,891      513          (25)     47,379
                                       -------    -----     --------     -------
                                       $59,868    $1,292    ($   280)    $60,880
                                       =======    ======    ========     =======

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


                                       May 31, 1997        November 30, 1996
                                       ----------------    -----------------
                                        (Unaudited)

Raw materials                           $11,962,000         $10,504,000
Work in process                           9,706,000          10,087,000
Finished goods                            9,550,000           8,356,000
                                        -----------         -----------
Total                                   $31,218,000         $28,947,000
                                        ===========         ===========

Approximate percentage of
inventories valued
under LIFO valuation                             60%                 65%
                                        ===========         ===========

Excess of FIFO valuation
over LIFO valuation                     $ 6,861,000         $ 7,161,000
                                        ===========         ===========

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 1, 1997. The matters submitted to a vote of the Company's stockholders were (I) the election of two directors to Class III of the Company's Board of Directors and (ii) the approval of the Company's 1997 Stock Incentive Plan.

     The Company's stockholders elected Messrs. Samson Bitensky and Sherman S. Lawrence to Class III of the Company's Board of Directors, to hold office until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:



           Mr. Samson Bitensky
           -------------------

           Voted for                                        5,399,386
           Authority withheld                                  38,790
           Abstained                                                0
           Broker non-votes                                         0

           Mr. Sherman S. Lawrence
           -----------------------

           Voted for                                        5,294,286
           Authority withheld                                 143,890
           Abstained                                                0
           Broker non-votes                                         0


     The Company's stockholders also approved the Company's 1997 Stock Incentive Plan by a vote of 4,594,601 in favor, 174,245 against, with 669,330 abstaining.

                           PART II. OTHER INFORMATION
                  ---------------------------------------------


 Item 6. Exhibits and Reports on Form 8-K
 --------------------------------------------------

 a) Exhibits:

               10.1 Fab Industries, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, dated March 31, 1997)

               27 Financial Data Schedule pursuant to Article 5 of Regulation S-X, filed with EDGAR filing only

 b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending May 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Second Quarter
Fiscal 1997 compared to Fiscal 1996

     Net sales for the second quarter of fiscal 1997 were $42,940,000 as compared to $40,768,000 in 1996, an increase of 5.3%. For the six months ended May 31, 1997, net sales were $78,415,000, an increase of $2,059,000 or 2.7% from
1996. Certain of the Company's products enjoyed stronger customer demand during the current quarter and divisional product mix was more favorable.

     Comparative gross profit margins for the second quarter remained fairly constant as a percentage of sales. An improved product mix and the Company's cost control programs more than offset lower plant utilization rates. In the current quarter, no adjustments to LIFO inventory reserves were required. For the six months ended May 31, 1997, gross profit margins were 13.2% compared to 13.8% in 1996.

     Selling, general and administrative expenses in the current quarter increased by $303,000, or 7.9%, and as a percentage of sales increased slightly from 9.4% to 9.6%. For the six months ended May 31, 1997, selling, general and administrative expenses remained relatively constant as a percentage of sales. Selling, general and administrative costs increased principally as a result of the Wiener Laces operations in the second quarter. The Company continued its expense containment program which began in fiscal 1995.

     Interest and dividend income increased by $45,000 in the quarter, or 4.9%. The Company has realized gains from the sale of investment securities of $378,000 compared to gains of $129,000 in the second quarter 1996.

     As a result of these factors, quarterly net income increased to $2,395,000, or 5.6% of sales, from $2,156,000 or 5.3% of sales in last year's second quarter.

     Earnings per share, which are based upon the weighted average number of shares outstanding (5,708,115 vs. 5,767,621), were $0.42 compared to $0.37.
There was no stock option related dilution in either comparative quarter. Liquidity and Capital Resources

     The Company's principal source of funds continues to be cash flow generated from operations. Net cash used in operating activities for the 26 weeks ended May 31, 1997 amounted to $88,000 compared to net cash provided by operating activities of $5,941,000 in the comparable 1996 period. Of this decrease, $8,017,000 relates to comparative declines in accounts receivable, offset by $1,984,000 in accounts payable, accruals and other liabilities.

     Capital expenditures for the six months were $2,746,000 against $897,000 in the comparable 1996 period. In the current quarter, the Company purchased additional knitting machines for its knitting plant.

     In March 1997, the Company acquired the copyrights, trade name and certain assets of Wiener Laces, Inc., manufacturer of raschel and leavers lace goods for a total purchase price of approximately $1.0 million.

     During the first six months of fiscal 1997, the Company repurchased 77,719 shares of its common stock at a cost of $2,211,000 (an average price of $28.45). The Company intends to continue to purchase its shares of common stock from time to time as market conditions warrant and price criteria are met.

     The Company declared a quarterly dividend of $0.175 per share, payable July 21,1997 to stockholders of record as of June 2, 1997.

     Stockholders' equity was $133,444,000, ($23.49 per share) at May 31, 1997, compared to $133,888,000, ($23.25 per share) at the previous fiscal year-end November 30, 1996, and $129,559,000, ($22.50 per share) at the end of the comparative 1996 second quarter.

     Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.

                                   SIGNATURES
                               ------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 7, 1997                 FAB INDUSTRIES, INC.


                                    By: /s/ David A. Miller
                                        -------------------
                                            David A. Miller
                                    Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting
                                             Officer)