Form 10-Q
period 1997-08-30
FAB INDUSTRIES INC
filed 1997-10-14
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 30, 1997
                              -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

Commission file number               1-5901
                      ----------------------------------------------------------

                              Fab Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                13-2581181
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer)
incorporation or organization)                               Identification No.)

   200 Madison Avenue, New York N.Y.                                10016
--------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     x         No

                 CLASS                     Shares Outstanding at October 8, 1997
---------------------------------          -------------------------------------

     Common stock, $.20 par value                       5,682,903

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              PAGE

   Table of Contents                                                           2

   Consolidated Statements of Income
   13 Weeks ended August 30, 1997 and August 31, 1996                          3

   Consolidated Statements of Income
   39 Weeks ended August 30, 1997 and August 31, 1996                          4

   Consolidated Balance Sheets (Asset Section)
   August 30, 1997 and November 30, 1996                                       5

   Consolidated Balance Sheets (Liability and Stockholders'
   Equity Section) August 30, 1997 and November 30, 1996                       6

   Consolidated Statements of Stockholders' Equity
   39 Weeks ended August 30, 1997                                              7

   Consolidated Statements of Cash Flows
   39 Weeks ended August 30, 1997 and August 31, 1996                          8

   Notes to Consolidated Financial Statements                                  9

PART II - OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                          12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     13

SIGNATURES                                                                    16

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE 13 WKS ENDED
                                             -----------------------------------
                                             August 30, 1997     August 31, 1996
                                              ----------------------------------
                                             (Unaudited)            (Unaudited)

Net sales                                     $41,775,000           $40,016,000
Cost of goods sold                             35,009,000            33,704,000
                                             ------------          ------------
Gross profit                                    6,766,000             6,312,000

Selling, general and administrative expenses    4,002,000             3,825,000
                                             ------------          ------------
Operating income                                2,764,000             2,487,000
                                             ------------          ------------
Other income (expense):
  Interest and dividend income                    939,000               900,000
  Interest expense                                (17,000)              (19,000)
  Net gain on investment securities               197,000               171,000
                                             ------------          ------------
Total other income                              1,119,000             1,052,000
                                             ------------          ------------
Income before taxes                             3,883,000             3,539,000

Taxes on Income                                 1,243,000             1,119,000
                                             ------------          ------------
Net Income                                     $2,640,000            $2,420,000


Earnings per share of common stock and              $0.46                 $0.42
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents             5,679,998             5,758,847

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    FOR THE 39 WKS ENDED
                                            ------------------------------------
                                            August 30, 1997      August 31, 1996
                                            ------------------------------------
                                            (Unaudited)          (Unaudited)

Net sales                                    $120,190,000         $116,372,000
Cost of goods sold                            103,037,000           99,497,000
                                            -------------        -------------
Gross profit                                   17,153,000           16,875,000

Selling, general and administrative expenses   11,180,000           10,911,000
                                            -------------        -------------
Operating income                                5,973,000            5,964,000
                                            -------------        -------------
Other income (expense):
Interest and dividend income                    2,844,000            2,671,000
Interest expense                                  (49,000)            (107,000)
Net gain on investment securities               1,060,000              492,000

                                            -------------        -------------
Total other income                              3,855,000            3,056,000
                                            -------------        -------------
Income before taxes                             9,828,000            9,020,000

Taxes on Income                                 3,143,000            2,850,000

                                            -------------        -------------
Net Income                                     $6,685,000           $6,170,000




Earnings per share of common stock and              $1.17                $1.06
 common stock equivalents

Weighted average number of shares of common
 stock and common stock equivalents             5,713,517            5,809,042

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                                   AS OF
                                                     -----------------------------------
                                                     August 30, 1997   November 30, 1996
                                                     --------------    -----------------
                                                     (Unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                  $  9,093,000      $  7,518,000
 Investment securities available-for-sale (Note 3)     60,182,000        60,880,000
 Accounts receivable-net of allowance of
   $800,000 and $600,000 for doubtful accounts         27,204,000        28,797,000
 Inventories (Note 4)                                  29,421,000        28,947,000
 Other current assets                                   1,710,000         1,944,000
                                                     ------------      ------------

     Total current assets                             127,610,000       128,086,000
                                                     ------------      ------------

Property, plant and equipment - at cost               112,454,000       108,324,000
Less: Accumulated depreciation                         81,983,000        78,121,000
                                                     ------------      ------------
                                                       30,471,000        30,203,000

Other assets                                            3,595,000         2,691,000
                                                     ------------      ------------
                                                     $161,676,000      $160,980,000
                                                     ============      ============

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           L I A B I L I T I E S A N D
                           - - - - - - - - - - - - - -
                      S T O C K H O L D E R S' E Q U I T Y
                      - - - - - - - - - - - - - - - - - -

                                                           AS OF
                                              ----------------------------------
                                              August 30, 1997  November 30, 1996
                                              ---------------  -----------------
                                               (Unaudited)

Current liabilities:

 Accounts payable                             $ 10,067,000     $ 12,076,000
 Corporate income and other taxes                2,377,000        1,667,000
 Accrued payroll and related expenses            2,742,000        3,403,000
 Dividends payable                                 994,000        1,007,000
 Other current liabilities                         606,000          532,000
 Deferred income taxes                             776,000          761,000
                                              ------------     ------------
Total current liabilities                       17,562,000       19,446,000
                                              ------------     ------------

Obligations under capital leases - net of
   current maturities                              572,000          620,000

Other noncurrent liabilities                     2,707,000        2,364,000

Deferred income taxes                            4,860,000        4,662,000
                                              ------------     ------------

   Total liabilities                            25,701,000       27,092,000
                                              ------------     ------------

Stockholders' equity                           135,975,000      133,888,000
                                              ------------     ------------

                                              $161,676,000     $160,980,000
                                              ============     ============

See notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE 39 WEEKS ENDED AUGUST 30, 1997

                                                      Common Stock *
                                                      ==============                  Additional
                                                      Number of                       Paid-in         Retained
                                        Total         Shares         Amount           Capital         Earnings
                                   ------------------------------------------------------------------------------
Balance at
November 30, 1996                  $ 133,888,000        6,564,194   $   1,313,000   $   6,410,000   $ 157,223,000

Net income                             6,685,000                                                        6,685,000

Cash dividends                        (2,994,000)                                                      (2,994,000)

Exercise of
  stock options                           85,000            4,800           1,000          84,000

Purchase of
  treasury stock                      (2,385,000)

Compensation under
  restricted stock plan                   27,000

Payment of loan
from ESOP                                790,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes                      (121,000)
                                   ------------------------------------------------------------------------------
Balance at
August  30, 1997                   $ 135,975,000        6,568,994   $   1,314,000   $   6,494,000   $ 160,914,000
(Unaudited)                        ==============================================================================


                                                    Net             Unearned              Treasury Stock
                                  Loan to           Unrealized      Restricted         ====================
                                  Employee Stock    Holding Gain    Stock              Number of
                                  Ownership Plan    (Loss)          Compensation       Shares         Cost
                                  ----------------------------------------------------------------------------------
Balance at
November 30, 1996                  ($  7,907,000)   $     607,000   ($     58,000)     (806,439)      ($ 23,700,000)

Net income

Cash dividends

Exercise of
  stock options

Purchase of
  treasury stock                                                                        (83,200)      (   2,385,000)

Compensation under
  restricted stock plan                                                    27,000

Payment of loan
from ESOP                                790,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes                                       (121,000)
                                  ----------------------------------------------------------------------------------
Balance at
August  30, 1997                   ($  7,117,000)   $     486,000   ($     31,000)     (889,639)      ($ 26,085,000)
(Unaudited)                       ==================================================================================

*   Common  stock, $0.20 par value -  15,000,000  shares  authorized.
    Preferred stock, $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE 39 WKS ENDED
                                                      ----------------------------------
                                                      August 30, 1997    August 31, 1996
                                                      ----------------------------------
                                                      (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
Net Income                                            $  6,685,000       $  6,170,000
Adjustments to reconcile net income
to  net cash provided by operating activities:
   Provision for doubtful accounts                         300,000            300,000
   Depreciation and amortization                         3,862,000          4,320,000
   Deferred income taxes                                   293,000            (43,000)
   Net gain on investment securities                    (1,060,000)          (492,000)
   Compensation under restricted stock plan                 27,000            159,000
Decrease (increase) in:
   Accounts receivable                                   1,293,000         10,067,000
   Inventories                                            (474,000)           964,000
   Other  current assets                                   234,000             56,000
   Other assets                                           (904,000)           (66,000)
(Decrease) increase in:
   Accounts payable                                     (2,009,000)        (4,980,000)
   Accruals and other liabilities                          403,000         (1,242,000)
                                                      ------------       ------------
   Net cash provided by
   operating activities                                  8,650,000         15,213,000
                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment           (4,130,000)        (3,383,000)
   Proceeds from sales of investment securities          3,184,000          7,659,000
   Acquisition of investment securities                 (1,625,000)       (13,806,000)
                                                      ------------       ------------
   Net cash used in
   investing activities                                 (2,571,000)        (9,530,000)
                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of  treasury  stock                         (2,385,000)        (5,269,000)
   Payment of  loan  from  ESOP                            790,000            790,000
   Dividends                                            (2,994,000)        (3,039,000)
   Exercise of stock options                                85,000            228,000
                                                      ------------       ------------

   Net cash used in financing activities                (4,504,000)        (7,290,000)
                                                      ------------       ------------

   Increase (decrease) in cash and cash equivalents      1,575,000         (1,607,000)
   Cash and cash equivalents, beginning of period        7,518,000          7,883,000
                                                      ------------       ------------
   Cash and cash equivalents, end of period           $  9,093,000       $  6,276,000
                                                      ============       ============

   See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 1997. The balance sheet at November 30, 1996 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.


2. Cash and cash equivalents consist of the following (in thousands):

                                             August 30, 1997   November 30, 1996
                                             ---------------   -----------------
                                               (Unaudited)

Cash                                             $1,964             $1,700

Tax-free short-term debt instruments              7,129              5,818
                                                 ------             ------
                                                 $9,093             $7,518
                                                 ======             ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

At   August   30,   1997  and   November   30,   1996,   investment   securities
available-for-sale consist of the following (in thousands):

                                              Gross          Gross
                                              Unrealized     Unrealized
                                              Holding        Holding        Fair
August 30, 1997 (Unaudited)     Cost          Gain           Loss           Value
---------------------------     --------      --------       --------       --------
Equities                        $  8,478      $    365       ($   113)      $  8,730

U.S. Government securities            28                                          28

Corporate bonds                    5,298           190                         5,488

Tax-exempt obligations            45,567           369                        45,936
                                --------      --------       --------       --------
                                $ 59,371      $    924       ($   113)      $ 60,182
                                ========      ========       ========       ========


                                              Gross          Gross
                                              Unrealized     Unrealized
                                              Holding        Holding        Fair
November 30, 1996               Cost          Gain           Loss           Value
-----------------               --------      --------       --------       --------
Equities                        $  7,251      $    624       ($   218)      $  7,657

U.S. Government securities            37                                          37

Corporate bonds                    5,689           155            (37)         5,807

Tax-exempt obligations            46,891           513            (25)        47,379
                                --------      --------       --------       --------
                                $ 59,868      $  1,292       ($   280)      $ 60,880
                                ========      ========       ========       ========

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

                                          August 30, 1997     November 30, 1996
                                          ---------------     -----------------
                                            (Unaudited)

Raw materials                               $ 9,899,000          $10,504,000
Work in process                              10,380,000           10,087,000
Finished goods                                9,142,000            8,356,000
                                            -----------          -----------
         Total                              $29,421,000          $28,947,000
                                            ===========          ===========

Approximate percentage of
 inventories valued
 under LIFO valuation                                65%                  65%
                                            ===========          ===========

Excess of FIFO valuation
 over LIFO valuation                        $ 6,561,000          $ 7,161,000
                                            ===========          ===========

5. Stockholders' Equity:

     Employee Stock Ownership Plan:

     The sixth of 15 equal annual installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 1, 1997. The balance on the ESOP indebtedness of $7,117,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending August 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter
Fiscal 1997 Compared to Fiscal 1996

           Net sales for the third fiscal quarter of 1997 were $41,775,000 as compared to $40,016,000 in the similar 1996 period, an increase of 4.4%. For the nine months ended August 30, 1997, net sales were $120,190,000, an increase of $3,818,000 or 3.3% from 1996. Overall Company shipments and bookings during the quarter were on a comparable level with last year and divisional product mix was favorable. Certain of the Company's products enjoyed stronger customer demand.

           Overall Company gross profit margins for the quarter improved to 16.2% from 15.8% last year. An improved product mix and the Company's cost control programs more than offset lower plant utilization rates. The comparative effect of changes in LIFO inventory reserves for the quarter was negligible. For the nine months ended August 30, 1997, gross profits margins were 14.3% compared to 14.5% in 1996.

           Selling, general and administrative expenses in the current quarter increased by $177,000, or 4.6%, and as a percentage of sales remained constant at 9.6%. For the nine months ended August 30, 1997, selling, general and administrative expenses remained relatively constant as a percentage of sales. Selling, general and administrative costs increased principally as a result of the Wiener Laces operations in the third quarter.

The Company  continued  its expense  containment  program  which began in fiscal
1995.

           Interest and dividend income increased by $39,000 in the quarter, or 4.3%. The Company has realized gains from the sale of investment securities of $197,000 compared to gains of $171,000 in the third quarter 1996.

           As a result of these factors, quarterly net income increased to $2,640,000, or 6.3% of sales, from $2,420,000 or 6.0% of sales in last year's third quarter.

         Earnings per share, which are based upon the weighted average number of shares outstanding (5,679,998 vs 5,758,847), were $0.46 compared to $0.42. There was no stock option related dilution in either comparative quarter.

Liquidity and Capital Resources

           The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities for the 39 weeks ended August 30, 1997 amounted to $8,650,000, as compared to $15,213,000 in the comparable 1996 period. Of this decrease, $8,774,000 relates to comparative declines in accounts receivable and $1,438,000 in inventories, offset by $4,616,000 in accounts payable and other liabilities.

           Capital expenditures for the nine months were $4,130,000 against $3,383,000 in the comparable 1996 period. The Company has purchased additional knitting machines for two of its knitting mills.

           In August 1997, a wholly owned subsidiary of Fab Industries, Inc., "Gem Urethane Corporation", formed a new corporation known as "Sandel International, Inc." which has acquired patents, licenses, trademarks and other intellectual property worldwide. The new corporation was formed for the purpose of creating fire and flame retardant industrial fabrics made from glass filament yarns.

           During the first nine months of fiscal 1997, the Company repurchased 83,200 shares of its Common Stock at a cost of $2,385,000 (an average price of $28.67). The Company intends to continue to purchase its shares of Common Stock from time-to-time as market conditions warrant and price criteria are met.

           The Company declared a quarterly dividend of $0.175 per share, payable October 20, 1997, to stockholders of record as of August 29, 1997.

           Stockholders' equity was $135,975,000 ($23.94 per share) at August 30,1997, as compared to $133,888,000 ($23.25 per share) at the previous fiscal year-end November 30, 1996, and $131,805,000, ($22.87 per share) at the end of the comparative 1996 third quarter.

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

Dated: October 8, 1997                  FAB INDUSTRIES, INC.


                                        By: /s/ David A. Miller
                                            ----------------------------
                                                   David A. Miller
                                        Vice President-Finance and Treasurer
                                        (Principal Financial and Accounting
                                                      Officer)