Form 10-K
period 1997-11-29
FAB INDUSTRIES INC
filed 1998-03-02
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 1997        Commission file number 1-5901
-------------------------------------------        -----------------------------

                              FAB INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                     13-2581181
      ---------------------------------                    -------------------
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)


200 Madison Avenue, New York, NY                                           10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  212-592-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of each class                            which registered
      -------------------                         ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value at February 20, 1998 of shares of the Registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $132,936,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At February 20, 1998, there were outstanding 5,686,592 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than March 30, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K


Item Number                                                               Page
-----------                                                               ----

PART I.......................................................................1
      Item 1. Business.......................................................1
      Item 2. Properties.....................................................3
      Item 3. Legal Proceedings..............................................5
      Item 4. Submission of Matters to a Vote of Security-Holders............5

PART II......................................................................6
      Item 5. Market for Registrant's Common Equity and Related
              Stockholder Matters ...........................................6
      Item 6. Selected Consolidated Financial Data...........................7
      Item 7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................8
      Item 8. Financial Statements and Supplementary Data...................10
      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................10

PART III....................................................................11
      Item 10. Directors and Executive Officers of the Registrant...........11
      Item 11. Executive Compensation.......................................11
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management ..............................................11
      Item 13. Certain Relationships and Related Transactions...............11

PART IV.....................................................................12
      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K .................................................12

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

     The Company's textile fabrics are sold to a wide variety of manufacturers of ready to wear and intimate apparel for men, women and children. Other use applications include children's sleepwear, activewear, recreational apparel, home furnishings, over-the-counter fabrics, industrial fabrics, upholstery fabrics for residential and contract markets, and health care and consumer products. Fabrics are sold in piece dyed, "PFP" (Prepared For Printing), and printed configurations.

     While sales are primarily to manufacturers of finished goods, the Company also uses its own textile fabrics to produce 100% cotton jersey (T-shirt) sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to department and specialty stores, catalogue and mail order companies, as well as airlines and health-care institutions.

     The Company manufactures Raschel lace products for sale to manufacturers of intimate apparel and bridal wear through its Ravel Designer-Wiener Lace divisions. Its Raval Lace Division produces raschel laces for sale to manufacturers and jobbers of sportswear, dress, blouse and other related outerwear industries.

     The Company's JBJ Fabric Division offers an upscale line of wet and pigment prints of knits and wovens. The knit line consists of suedes, panne's, interlock and jersey. The collection of wovens include rayon crepe, crepon, challis and sheers. These fabrics are used in various segments of apparel including sportswear, dresses, children's wear and evening wear. Garments using these fabrics can be found mainly in department stores, specialty shops, boutiques, catalogues and chain stores.

     Fab also offers a comprehensive line of heat transfer prints for sleepwear, robewear, outerwear and activewear. The print collection includes both traditional and contemporary patterns from around the world. Flocks, embossed, metallic, glitter and puff prints round out the print line.

     The Company's subsidiary, Gem Urethane Corporation, produces a line of polyurethane coated fabrics and a variety of flame, adhesive and ultrasonically bonded items for apparel, accessories, health care, environmental and industrial products. Gem is also manufacturing SANDEL(R), a silica-based material coated with high performance polymeric compounds whose unique construction enables it to stop fire from spreading, even at temperatures of up to 1800 degrees Fahrenheit. Gem is marketing this fire fighting material through its subsidiary Sandel International, Inc.

     The Company engages in research and product development activities to create new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $4,184,000 in fiscal 1995, $3,875,000 in fiscal 1996, and $3,869,000 in fiscal 1997. Through these efforts, the Company has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel in both domestic and foreign markets. Similarly, the Company has also developed a full line of proprietary sheets and blankets, including specialty blankets for the airline industry.

     While the Company uses various trademarks and trade names in the promotion and sale of its products, it does not believe that the loss or expiration of any such trademark or trade name would have a material adverse effect on its operations.

     The Company markets its products primarily through its full-time sales personnel, as well as independent representatives located throughout the United States and abroad. In cooperation with yarn producers, it employs advertisements in various media as a marketing tool. The Company also markets its products on its web site: www.fab- industries.com.

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

     For fiscal 1997, the Company's aggregate sales to companies under the common control of Sara Lee Corporation accounted for approximately 10% of the Company's net sales. The receivables from this group of customers represent approximately 12% of the Company's November 29, 1997 accounts receivable balance. The Company's export sales are not material.

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

Employees

     The Company employs approximately 1,600 people, of whom approximately 1,500 are employed by the Company's subsidiaries. The employees are not represented by unions. The Company considers relations with its employees to be satisfactory.

Acquisitions

     In March 1997, the Company acquired the copyrights, trade name and certain assets of Wiener Laces, Inc., a manufacturer of raschel and leavers lace.

     In August 1997, a wholly-owned subsidiary of the Company, Gem Urethane Corporation, formed a new corporation known as "Sandel International, Inc." which has acquired patents, licenses, trademarks and other intellectual property worldwide. The new corporation was formed for the purpose of creating fire and flame retardant industrial fabrics made from glass filament yarns.

     In October 1997, the Company acquired copyrights, trademarks and certain assets of JBJ Fabrics. The Company's JBJ Fabric Division offers an upscale line of wet and pigment prints of knits and wovens.

     These acquisitions, individually and in the aggregate, were not material to the Company's financial position or results of operations.


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


                                              Approximate             Lease
Location          Principal Use               Floor Space        Expiration Date
--------          -------------               -----------        ---------------

Lincolnton,       Dyeing and Finishing,      630,550 sq.ft.             (1)
North Carolina    Raschel and Tricot
                  Warp Knitting, Printing
                  and Warehouse

Lincolnton,       Warehouse                  55,000 sq. ft.             (1)
North Carolina

Maiden,           Warping, Circular Single   224,013 sq.ft.             (1)
North Carolina    and Double Knitting and
                  Warehouse

Salisbury,        Manufacturing Finished     125,000 sq.ft.             (1)
North Carolina    Consumer Products and
                  Retail Over- the-Counter
                  Fabric

Amsterdam,        Polyurethane Coating and   106,000 sq.ft.         12/31/99 (2)
New York          Fire Fighting Material
                  Manufacturing
                  Operations and Bonding
                  and Laminating

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


Item 4.     Submission of Matters to a Vote of Security-Holders.

     Not Applicable

Executive Officers of the Company

     The following table sets forth certain information concerning the executive officers of the Company as of February 20, 1998.


Name                        Age    Positions and Offices
----                        ---    ---------------------

Samson Bitensky...........  78     Chairman of the Board of Directors, and Chief
                                   Executive Officer

Stanley August............  66     Vice Chairman

Steven Myers..............  49     Co-President, Chief Operating Officer

David A. Miller...........  60     Vice President-Finance, Treasurer and Chief
                                   Financial Officer

Sherman S. Lawrence.......  79     Secretary


     Each of the Company's executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualifies.

     Samson Bitensky was among the founders of the Company in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since such time. Mr. Bitensky also served as President of the Company from 1970 until May 1, 1997.

     Stanley August has been employed by the Company since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August served as Vice President - Fabric Operations from 1987 until 1992 and as Vice

President from March 30, 1992 to May 1, 1997, and has served as Vice Chairman since May 1, 1997.

     Steven Myers, an attorney, has been employed by the Company in various senior administrative and managerial capacities since 1982. He served as Vice President - Sales for more than five years prior to May 1988 and as Vice President from May 1988 to May 1997, and has served as Co-President, Chief Operating Officer since May 1, 1997. Mr. Myers is the son-in-law of Mr. Bitensky.

     David A. Miller has been employed by the Company since 1966 and has served as its Controller from 1973 until December 7, 1995, as Vice President - Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

     Sherman S. Lawrence has served as a Director of the Company since 1966 and as Secretary since 1968. Mr. Lawrence has been a practicing attorney since 1942 and has served as co-counsel to the Company since 1966.

     On February 2, 1998, Bernd Hopp resigned as Co-President, Chief Operating Officer of the Company. Mr. Hopp had served in such position from May 1, 1997.


                                     PART II


Item 5.     Market for Company's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

Fiscal 1997

First Quarter........................................  $ 28 3/4       $ 26 1/8

Second Quarter.......................................  $ 31 1/4       $ 28

Third Quarter........................................  $ 33           $ 30 1/4

Fourth Quarter.......................................  $ 32 1/2       $ 29 7/16

Fiscal 1996

First Quarter........................................  $ 31 7/8       $ 29 1/2

Second Quarter.......................................  $ 29 7/8       $ 26 7/8

Third Quarter........................................  $ 28 7/8       $ 24 3/4

Fourth Quarter.......................................  $ 28 3/8       $ 25 7/8

     At February 20, 1998, there were approximately 559 holders of record of Common Stock. For fiscal 1996, quarterly dividends of $.175 per share were declared on February 12, 1996, May 20, 1996, August 14, 1996 and November 24, 1996. For fiscal 1997, quarterly dividends of $.175 per share were declared on February 27, 1997, May 19, 1997, August 13, 1997 and November 25, 1997. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Company.


Item 6.     Selected Consolidated Financial Data.

                                          As at or for the fiscal year ended
                      --------------------------------------------------------------------------
                       November 29,   November 30,   December 2,    December 3,   November 27,
                           1997           1996           1995        1994 (2)         1993
                                       (In thousands, except share data)

Net Sales                $160,935        $156,136      $182,000       $ 189,753      $189,586

Income before taxes
  on income                13,529          12,596        13,760          22,428        25,531

Net income                  9,394           8,796         9,410          15,093        17,006

Earnings per share           1.65            1.52          1.57           2.44           2.75

Total assets              163,524         160,980       161,027         163,133       157,499

Long-term debt                556             620           678             731           799

Stockholders' equity      137,892         133,888       132,932         129,533       124,326

Book value per
  share (1)                 24.26           23.25         22.42          21.52          19.98

Cash dividends
  per share                   .70             .70          .685            .64            .64

Weighted average
 number of shares
 outstanding            5,705,624       5,797,228     5,981,690       6,189,831     6,181,186

---------------------

(1)  Computed  by  dividing   stockholders'  equity  by  the  number  of  shares
     outstanding at year-end.

(2)  Fifty-three weeks.

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

Results of Operations

     Fiscal 1997 Compared to Fiscal 1996

     Net sales for the 1997 fiscal year were $160,935,000 as compared to $156,136,000 in fiscal 1996, an increase of $4,799,000 or 3.1%. Certain of the Company's products enjoyed stronger customer demand during the year and divisional product mix was more favorable.

     Gross profit margins for the year remained fairly constant as a percentage of sales. The improved product mix and the Company's cost control programs more than offset lower plant utilization rates. Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $863,000 in fiscal 1997 and $742,000 in fiscal 1996.

     Selling, shipping and administrative expenses increased by $771,000, or 5.4%, and as a percentage of sales remained relatively constant. Selling, shipping and administrative costs increased principally as a result of increased selling expenses attributable to the Company's sales growth.

     Interest and dividend income increased by $170,000, or 4.6%. The Company realized gains from the sale of investment securities of $1,139,000 compared to $540,000 in fiscal 1996.

     The effective income tax rate for the year was relatively unchanged from fiscal 1996.

     As a result of these factors, net income increased to $9,394,000 from $8,796,000 and as a percentage of sales increased to 5.8% from 5.6%.

     Earnings per share, which are based upon the weighted average number of shares outstanding (5,705,624 vs. 5,797,228), were $1.65 as compared to $1.52 in fiscal 1996. There was no stock option related dilution in either year.

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

     Selling, shipping and administrative expenses declined by $3,192,000, or 18.4%, and as a percentage of sales declined to 9.1% from 9.5% last year. The decline relates primarily to lower incentive-based compensation and lower related salaries and commissions. In addition, other selling, shipping and administrative expenses decreased as a result of the continued effectiveness of the Company's expense containment program, which began in fiscal 1995.

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

     Liquidity and Capital Resources

     The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities in fiscal 1997 amounted to $11,388,000 compared to $17,223,000 in the comparative 1996 period. Of this decrease, $6,495,000 is attributable to comparative declines in accounts receivable, $735,000 to increases in other assets, $413,000 to depreciation and $599,000 to realized gains in marketable securities, offset by a $2,357,000 comparative increase in inventories.

     The Company's investment securities, all classified as available-for-sale, had a fair market value of $66,068,000 and $60,880,000 at fiscal year-end 1997 and 1996, respectively. See Note 2 to the consolidated financial statements for further details about the Company's investment portfolio.

     Capital expenditures for the current fiscal year were $4,870,000 compared to $4,101,000 in fiscal 1996. The current year expenditures were principally for additional knitting machines for the Company's knitting mills.

     During fiscal 1997, the Company repurchased 83,943 shares of its common stock at a cost of $2,406,000 (an average price of $28.66). The Company intends to continue to purchase its shares of common stock from time-to-time, as market conditions warrant and price criteria are met.

     During fiscal 1997, the Company declared regular quarterly dividends totaling $0.70 per share.

     Stockholders' equity rose to $137,892,000, or $24.26 book value per share, from $133,888,000, or $23.25 per share, at the previous fiscal year-end.

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

     Compliance with Year 2000

     Management has initiated a Company wide program to prepare the Company's computer systems and applications for year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.


Item 8.     Financial Statements and Supplementary Data.

     See pages F-1 and S-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Company.

     See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 30, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").


Item 11.    Executive Compensation.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 30, 1998 pursuant to Regulation 14A.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 30, 1998 pursuant to Regulation 14A.


Item 13.    Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 30, 1998 pursuant to Regulation 14A.

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

     *3.4               - Amendments to the Amended and Restated By-laws.

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

      10.20             - Second Lease Modification Agreement dated May 23,
                          1996 between 200 Madison Associates, L.P., and the Company, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

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

      10.23             - Form of indemnification agreement between the
                          Company and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

      10.24             - Company's Employee Stock Ownership Plan effective
                          as of Nov. 25, 1991, incorporated by reference to
                          Exhibit 10.24 to the 1993 10-K.

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

*  Filed herewith.
** Filed with EDGAR version only.

      (b)  Reports on Form 8-K: None

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

             FISCAL YEARS ENDED NOVEMBER 29, 1997, NOVEMBER 30, 1996
                              AND DECEMBER 2, 1995

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS



Report of independent certified public accountants             F-3

Consolidated financial statements:
  Balance sheets                                               F-4
  Statements of income                                         F-5
  Statements of stockholders' equity                           F-6
  Statements of cash flows                                     F-7

Summary of accounting policies                          F-8 - F-10

Notes to consolidated financial statements             F-11 - F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Fab Industries, Inc.
New York, New York



We have audited the consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of November 29, 1997 and November 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended November 29, 1997. We have also audited the schedule listed in the index on page S-2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of November 29, 1997 and November 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 29, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

New York, New York
February 5, 1998

                                           FAB INDUSTRIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                         November 29,        November 30,
                                                                             1997               1996
                                                                         ------------        ------------
ASSETS

Current:
    Cash and cash equivalents (Note 1)                                 $   4,574,000        $   7,518,000
    Investment securities available-for-sale (Note 2)                     66,068,000           60,880,000
    Accounts receivable, net of allowance of $900,000
     and $600,000 for doubtful accounts (Note 13)                         28,872,000           28,797,000
    Inventories (Note 3)                                                  28,270,000           28,947,000
    Other current assets                                                   2,051,000            1,944,000
                                                                       -------------        -------------
       Total current assets                                              129,835,000          128,086,000

Property, plant and equipment - net (Note 4)                              30,009,000           30,203,000
Other assets (Note 8)                                                      3,680,000            2,691,000
                                                                       -------------        -------------
                                                                       $ 163,524,000        $ 160,980,000
                                                                       =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Accounts payable                                                   $   8,862,000        $  12,076,000
    Corporate income and other taxes                                       2,568,000            1,667,000
    Accrued payroll and related expenses                                   3,649,000            3,403,000
    Dividends payable                                                        994,000            1,007,000
    Other current liabilities                                                966,000              532,000
    Deferred income taxes (Note 9)                                           778,000              761,000
                                                                       -------------        -------------
       Total current liabilities                                          17,817,000           19,446,000

Obligations under capital leases, net of current
 maturities (Note 5)                                                         556,000              620,000
Other noncurrent liabilities (Note 8)                                      2,779,000            2,364,000
Deferred income taxes (Note 9)                                             4,480,000            4,662,000
                                                                       -------------        -------------
       Total liabilities                                                  25,632,000           27,092,000

Commitments (Notes 8 and 10)
Stockholders' equity (Notes 2, 6, 7, 8, 9 and 10):
    Preferred stock, $1 par value - shares authorized
       2,000,000; none issued                                                     --                   --
    Common stock, $.20 par value - shares authorized
     15,000,000; issued 6,572,994 and 6,564,194                            1,315,000            1,313,000
    Additional paid-in capital                                             6,562,000            6,410,000
    Retained earnings                                                    162,629,000          157,223,000
    Loan to employee stock ownership plan                                 (7,117,000)          (7,907,000)
    Net unrealized holding gain on investment
     securities available-for-sale, net of taxes                             636,000              607,000
    Unearned restricted stock compensation                                   (27,000)             (58,000)
    Cost of common stock held in treasury - 890,382
     and 806,439 shares                                                  (26,106,000)         (23,700,000)
                                                                       -------------        -------------

       Total stockholders' equity                                        137,892,000          133,888,000
                                                                       -------------        -------------
                                                                       $ 163,524,000        $ 160,980,000
                                                                       =============        =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                           FAB INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Fiscal year ended
                                                              --------------------------------------------------------------
                                                                November 29,           November 30,             December 2,
                                                                   1997                   1996                    1995
                                                              -------------           -------------           -------------

Net sales (Note 13)                                           $ 160,935,000           $ 156,136,000           $ 182,000,000

Cost of goods sold                                              137,389,000             133,466,000             154,956,000
                                                              -------------           -------------           -------------

    Gross profit                                                 23,546,000              22,670,000              27,044,000

Selling, shipping and administrative
 expenses                                                        14,921,000              14,150,000              17,342,000
                                                              -------------           -------------           -------------

    Operating income                                              8,625,000               8,520,000               9,702,000
                                                              -------------           -------------           -------------

Other income (expenses):
    Interest and dividend income (Note 12)                        3,830,000               3,660,000               3,676,000
    Interest expense                                                (65,000)               (124,000)               (129,000)
    Net gain on investment securities (Note 2)                    1,139,000                 540,000                 511,000
                                                              -------------           -------------           -------------

     Total other income                                           4,904,000               4,076,000               4,058,000
                                                              -------------           -------------           -------------

Income before taxes                                              13,529,000              12,596,000              13,760,000

Taxes on income (Note 9)                                          4,135,000               3,800,000               4,350,000
                                                              -------------           -------------           -------------

Net income                                                    $   9,394,000           $   8,796,000           $   9,410,000
                                                              =============           =============           =============

Earnings per share                                            $        1.65           $        1.52           $        1.57
                                                              =============           =============           =============

Weighted average number of shares of common
 stock outstanding                                                5,705,624               5,797,228               5,981,690
                                                              =============           =============           =============

Cash dividends declared per share                             $         .70           $         .70           $        .685
                                                              =============           =============           =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                Loan to
                                              Common Stock                                                     employee
                              ------------------------------------------      Additional                        stock
                                                 Number of                     paid-in         Retained        ownership
                                   Total          shares        Amount         capital         earnings          plan
                              -------------      ---------    ----------      ---------      ------------     ------------

Balance, December 3, 1994     $ 129,533,000      6,493,494    $1,298,000      $5,214,000     $147,154,000     $(9,487,000)

  Net income -
   fiscal 1995                    9,410,000           --            --              --          9,410,000            --

  Cash dividends                 (4,091,000)          --            --              --         (4,091,000)           --

  Exercise of stock
   options                          947,000         56,400        11,000         936,000             --              --

  Purchase of treasury
   stock                         (4,519,000)          --            --              --               --              --

  Compensation under
   restricted stock
   plan (Note 6)                    324,000           --            --              --               --              --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                     538,000           --            --              --               --              --

  Payment of loan from
   ESOP (Note 8)                    790,000           --            --              --               --           790,000
                              -------------      ---------    ----------    ------------    -------------     -----------

Balance, December 2, 1995       132,932,000      6,549,894     1,309,000       6,150,000      152,473,000      (8,697,000)

  Net income -
   fiscal 1996                    8,796,000           --            --              --          8,796,000            --

  Cash dividends                 (4,046,000)          --            --              --         (4,046,000)           --

  Exercise of stock
   options                          228,000         14,300         4,000         224,000             --              --

  Purchase of treasury
   stock                         (5,401,000)          --            --              --               --              --

  Compensation under
   restricted stock
   plan (Note 6)                    206,000           --            --            36,000             --              --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                     383,000           --            --              --               --              --

  Payment of loan from
   ESOP (Note 8)                    790,000           --            --              --               --           790,000
                              -------------      ---------    ----------    ------------    -------------     -----------

Balance, November 30, 1996      133,888,000      6,564,194     1,313,000       6,410,000      157,223,000      (7,907,000)

  Net income -
   fiscal 1997                    9,394,000           --            --              --          9,394,000            --

  Cash dividends                 (3,988,000)          --            --              --         (3,988,000)           --

  Exercise of stock
   options                          154,000          8,800         2,000         152,000             --              --

  Purchase of treasury
   stock                         (2,406,000)          --            --              --               --              --

  Compensation under
   restricted stock
   plan (Note 6)                     31,000           --            --              --               --              --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                      29,000           --            --              --               --              --

  Payment of loan from
   ESOP (Note 8)                    790,000           --            --              --               --           790,000
                              -------------      ---------    ----------    ------------    -------------     -----------

Balance, November 29, 1997    $ 137,892,000      6,572,994    $1,315,000    $  6,562,000    $ 162,629,000     $(7,117,000)
                              =============      =========    ==========    ============    =============     ===========




                                 Net
                             unrealized      Unearned                   Treasury Stock
                               holding      restricted          --------------------------
                                gain          stock             Number of
                               (loss)      compensation           shares         Cost
                              ---------    ------------         ---------    -------------

Balance, December 3, 1994     $(314,000)    $(552,000)          (474,704)    $(13,780,000)

  Net income -
   fiscal 1995                     --            --                 --               --

  Cash dividends                   --            --                 --               --

  Exercise of stock
   options                         --            --                 --               --

  Purchase of treasury
   stock                           --            --             (144,931)      (4,519,000)

  Compensation under
   restricted stock
   plan (Note 6)                   --         324,000               --               --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                 538,000          --                 --               --

  Payment of loan from
   ESOP (Note 8)                   --            --                 --               --
                               ---------     ---------           --------     ------------

Balance, December 2, 1995       224,000      (228,000)          (619,635)     (18,299,000)

  Net income -
   fiscal 1996                     --            --                 --

  Cash dividends                   --            --                 --               --

  Exercise of stock
   options                         --            --                 --

  Purchase of treasury
   stock                           --            --             (186,804)      (5,401,000)

  Compensation under
   restricted stock
   plan (Note 6)                   --         170,000               --               --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                 383,000          --                 --               --

  Payment of loan from
   ESOP (Note 8)                   --            --                 --               --
                               ---------     ---------           --------     ------------

Balance, November 30, 1996      607,000       (58,000)          (806,439)    $(23,700,000)

  Net income -
   fiscal 1997                     --            --                 --

  Cash dividends                   --            --                 --               --

  Exercise of stock
   options                         --            --                 --               --

  Purchase of treasury
   stock                           --            --              (83,943)      (2,406,000)

  Compensation under
   restricted stock
   plan (Note 6)                   --          31,000               --               --

  Change in net unrealized
   holding gain on
   investment securities
   available-for-sale,
   net of taxes                  29,000          --                 --               --

  Payment of loan from
   ESOP (Note 8)                   --            --                 --               --
                               ---------     ---------           --------     ------------

Balance, November 29, 1997     $ 636,000     $ (27,000)          (890,382)    $(26,106,000)
                               =========     =========           ========     ============

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

                                         FAB INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (NOTE 11)

                                                                               Fiscal year ended
                                                          -----------------------------------------------------------
                                                            November 29,           November 30,           December 2,
                                                               1997                    1996                  1995
                                                            ------------           ------------           -----------
Cash flows from operating activities:
    Net income                                            $  9,394,000           $  8,796,000           $  9,410,000
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Provision for doubtful accounts                      400,000                400,000                400,000
          Depreciation and amortization                      5,064,000              5,477,000              5,568,000
          Deferred income taxes                               (185,000)                61,000               (121,000)
          Compensation under restricted
             stock plan                                         31,000                206,000                324,000
          Net gain on investment
             securities                                     (1,139,000)              (540,000)              (511,000)
          Decrease (increase) in:
             Accounts receivable                              (475,000)             6,020,000             (3,027,000)
             Inventories                                       677,000             (1,680,000)             2,727,000
             Other current assets                             (107,000)                26,000                385,000
             Other assets                                     (989,000)              (254,000)              (250,000)
          Increase (decrease) in:
             Accounts payable                               (3,214,000)              (585,000)            (1,628,000)
             Accruals and other liabilities                  1,931,000               (704,000)              (122,000)
                                                          ------------           ------------           ------------

Net cash provided by operating activities                   11,388,000             17,223,000             13,155,000
                                                          ------------           ------------           ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment              (4,870,000)            (4,101,000)            (5,215,000)
    Proceeds from sales of investment securities             3,185,000              9,660,000              9,746,000
    Acquisition of investment securities                    (7,183,000)           (14,687,000)           (10,350,000)
                                                          ------------           ------------           ------------

Net cash used in investing activities                       (8,868,000)            (9,128,000)            (5,819,000)
                                                          ------------           ------------           ------------

Cash flows from financing activities:
    Purchase of treasury stock                              (2,406,000)            (5,401,000)            (8,317,000)
    Principal repayment on loan to employee
       stock ownership plan                                    790,000                790,000                790,000
    Dividends                                               (4,002,000)            (4,077,000)            (4,016,000)
    Exercise of stock options                                  154,000                228,000                947,000
                                                          ------------           ------------           ------------

Net cash used in financing activities                       (5,464,000)            (8,460,000)           (10,596,000)
                                                          ------------           ------------           ------------

Decrease in cash and cash equivalents                       (2,944,000)              (365,000)            (3,260,000)

Cash and cash equivalents, beginning of year                 7,518,000              7,883,000             11,143,000
                                                          ------------           ------------           ------------

Cash and cash equivalents, end of year                    $  4,574,000           $  7,518,000           $  7,883,000
                                                          ============           ============           ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS:

     Fab Industries, Inc. (the "Company") is a major manufacturer of knitted textile fabrics, laces and finished home products as well as polyurethane coated fabrics. Sales of textile products comprised substantially all of the Company's sales in fiscal 1997, 1996 and 1995, and such sales were primarily made to United States customers. Accordingly, the Company considers itself to be operating in a single segment business.

PRINCIPLES OF CONSOLIDATION:

     The  financial  statements  include  the  accounts  of the  Company and its
subsidiaries,   all  of  which  are  wholly  owned.   Significant   intercompany
transactions and balances have been eliminated.

FISCAL YEAR:

     The Company's fiscal year ends on the Saturday closest to November 30. Fiscal 1997, 1996 and 1995 had fifty-two weeks.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian holding equity securities with a market value of approximately $5.7 million at November 29,
1997) maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells (see Note 13). The Company reviews a customer's credit history before extending credit. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

CASH EQUIVALENTS:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS:

     The Company follows Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as either held-to-maturity, trading, or available- for-sale. The Company classifies all of its investments as available-for-sale. The investments are recorded at their fair value and the unrealized gain or loss, net of income taxes, is recorded in stockholders' equity.

     Gains and losses on sales of investment securities are computed using the specific identification method.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


INVENTORIES:

     Inventories are valued at the lower of cost or market. For a majority of the inventories, cost is determined by the last-in, first-out (LIFO) method with the balance being determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Depreciation is computed using principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles.

LONG-LIVED ASSETS:

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

RESEARCH AND DEVELOPMENT COSTS:

     Research and development costs are charged to expenses in the year incurred and amounted to $3,869,000, $3,875,000, and $4,184,000 in fiscal 1997, 1996 and
1995, respectively.

STOCK-BASED COMPENSATION:

     In fiscal 1997, the Company became subject to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows either the intrinsic or fair value method. SFAS No. 123 encourages, but does not require, entities to adopt the fair value method in place of the intrinsic value method as provided for in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. When the Company adopted SFAS No. 123, it elected to retain the intrinsic value method. The required fair value disclosures are included in the notes to the consolidated financial statements.

TAXES ON INCOME:

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109),"Accounting for Income Taxes".

     Provision  is made for  deferred  income  taxes which  result from  various
temporary   differences,   principally   relating  to  the  use  of  accelerated
depreciation for tax purposes.

EARNINGS PER SHARE:

     Earnings per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. There was no stock option related dilution reflected in the earnings per share computation for fiscal 1997, 1996 and 1995, as the reduction was less than 3%.

REVENUE RECOGNITION:

     The Company recognizes substantially all of its revenues upon shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


PENDING ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic earnings per share and diluted earnings per share. Basic and diluted earnings per share are not expected to differ materially from earnings per share as presented in the accompanying consolidated financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending February 28, 1998 and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

     In June  1997,  the FASB  issued  SFAS No.  130,  "Reporting  Comprehensive
Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company is currently evaluating the impact of the Statement on its financial reporting.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Cash and Cash Equivalents
--------------------------------------------------------------------------------

     Cash and cash equivalents at November 29, 1997 and November 30, 1996 consisted of the following (in thousands):

                                                        1997         1996
                                                       ------       ------
Cash                                                   $1,360       $1,700
Tax-free short-term debt instruments                    3,214        5,818
                                                       ------       ------

                                                       $4,574       $7,518
                                                       ======       ======

Note 2 - Investment Securities
--------------------------------------------------------------------------------

     Investment securities available-for-sale at November 29, 1997 and November 30, 1996 consisted of the following (in thousands):

                                            Gross         Gross
                                          Unrealized    Unrealized
                                  Cost   Holding Gain  Holding Loss   Fair Value
                                -------  ------------  ------------   ----------

     1997:
     -----

Equities                        $ 8,568        389        $(44)         $8,912
U.S. Treasury obligations            24          -           -              24
Tax-exempt obligations           51,118        526         (26)         51,618
Corporate bonds                   5,298        216           -           5,514
                                -------     ------        ----         -------

                                $65,008     $1,131        $(70)        $66,068
                                =======     ======        =====        =======

     1996:
     -----

Equities                        $ 7,251     $  624        $(218)       $ 7,657
U.S. Treasury obligations            37        --           --              37
Tax-exempt obligations           46,891        513          (25)        47,379
Corporate bonds                   5,689        155          (37)         5,807
                                -------     ------        -----        -------

                                $59,868     $1,292        $(280)       $60,880
                                =======     ======        =====        =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 29, 1997 and November 30, 1996, by contractual maturity are as shown below:

                                                November 29, 1997      November 30, 1996
                                                -----------------      -----------------
                                                 Cost    Fair Value    Cost    Fair Value
                                                 ----    ----------    ----    ----------
Maturing in one year or less                   $ 8,377    $ 8,416    $ 4,995    $ 5,030
Maturing after one year through five years      39,704     40,269     45,853     46,402
Maturing after five years through ten years      8,359      8,471      1,769      1,791
                                               -------    -------    -------    -------

                                               $56,440    $57,156    $52,617    $53,223
                                               =======    =======    =======    =======


     Gross and net realized gains and losses on sales of investment securities were:

                           1997        1996      1995
                           ----        ----      ----

Gross realized gains     $ 2,371     $ 1,518     $ 762
Gross realized losses     (1,232)       (978)     (251)
                         -------     -------     -----

Net realized gain        $ 1,139     $   540     $ 511
                         =======     =======     =====

     Approximately $5.7 million of the Company's equity investment securities at November 29, 1997 consists of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At November 29, 1997, the notional amounts of the put and call options were $5.7 million and $5.8 million, respectively.


Note 3 - Inventories
--------------------------------------------------------------------------------

     Inventories at November 29, 1997 and November 30, 1996 consisted of the following (in thousands, except for percentages):

                                                  1997        1996
                                                --------    -------

Raw materials                                   $ 9,132     $10,504
Work-in process                                   9,781      10,087
Finished goods                                    9,357       8,356
                                                -------     -------

                                                $28,270     $28,947
                                                =======     =======

Approximate percentage of inventories
 valued under LIFO method                            65%         65%
                                                =======     =======

Excess of FIFO valuation over LIFO valuation    $ 6,298     $ 7,161
                                                =======     =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Property, Plant and Equipment
--------------------------------------------------------------------------------

     Property, plant and equipment at November 29, 1997 and November 30, 1996 consisted of the following (in thousands):

                                                          1997        1996
                                                        --------    --------
Owned by the Company:
    Land and improvements                               $    698    $    698
    Buildings and improvements                            13,041      12,703
    Machinery and equipment                               94,885      90,459
    Trucks and automobiles                                 1,631       1,547
    Office equipment                                         681         659
    Leasehold improvements                                   808         808
                                                        --------    --------

                                                         111,744     106,874
Property under capital leases:
    Land                                                      18          18
    Buildings and improvements                             1,432       1,432
                                                        --------    --------

                                                         113,194     108,324
Less: Accumulated depreciation and amortization           83,185      78,121
                                                        --------    --------

                                                        $ 30,009    $ 30,203
                                                        ========    ========

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Obligations Under Capital Leases
--------------------------------------------------------------------------------

     Obligations under capital leases at November 29, 1997 and November 30, 1996 consisted of the following (in thousands):

                                                                       1997    1996
                                                                       ----    ----
Obligations under capital leases through 2006 payable in monthly
  installments of $11 including interest at 10% per annum              $584    $648

Less: Current maturities (included with other current
         liabilities)                                                    28      28
                                                                       ----    ----

                                                                       $556    $620
                                                                       ====    ====

     Aggregate installments on obligations under capital leases maturing after one year are as follows:

Fiscal year ending (in thousands):
                                            1999                     $  73
                                            2000                        79
                                            2001                        85
                                            2002                        91
                                            Thereafter                 228
                                                                      ----
                                                                      $556
                                                                      ====
Note 6 - Stock Compensation Plans:
--------------------------------------------------------------------------------

Stock Option Plan:

     Under the Company's 1987 stock option plan, which terminated in May 1997, the Company was able to grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

     In May 1997, the Board of Directors adopted and the shareholders approved a new stock option plan providing for the grant of up to 175,000 shares of common stock at any time over the next ten years. In general, the terms of the 1997 plan are similar to the Company's previous stock option plans.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)          1997          1996
---------------------------------------------          ----          ----

Pro forma net income                                  $ 8,999      $ 8,547
Pro forma earnings per share                          $ 1.58       $  1.47

     The weighted-average fair value of options granted was $10.29 per share in 1997 and $8.30 per share in 1996.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1997 and 1996 grants:

Dividends:                          $.70 per share
Volatility:                         27.5%
Risk-free interest:                 Ranging from 5.6% to 6.7%
Expected term:                      Ranging from 5 to 10 years

     Data regarding the Company's stock option plan follows:

                                                Shares       Weighted-Average
                                                              Exercise Price
                                                                 Per Share

Shares under option December 3, 1994            187,400           $17.25
Options granted                                    --                --
Options exercised                               (56,400)           15.85
Options canceled                                 (1,800)           15.44
                                                -------           ------
Shares under option December 2, 1995            129,200            17.45
Options granted                                  50,000            27.46
Options exercised                               (14,300)           15.96
Options canceled                                (10,000)           26.26
                                                -------           ------
Shares under option November 30, 1996           154,900            20.25
Options granted                                  64,000            29.77
Options exercised                                (8,800)           17.50
Options canceled                                 (3,000)           33.88
                                                -------           ------
Shares under option November 29, 1997           207,100           $23.11
                                                =======           ======


Options exercisable at:
December 2, 1995                                127,400           $17.22
November 30, 1996                               113,700            17.57
November 29, 1997                               125,900            19.37

     The following summarizes information about shares under option in the respective exercise price ranges at November 29, 1997:

Range of Exercise      Number     Weighted-  Weighted-    Number       Weighted-
Price Per share     Outstanding   Average    Average      Exercisable  Average
                                  Remaining  Exercise                  Exercise
                                  Life       Price Per                 Price Per
                                             Share                     Share

15.44-19.00           93,100       3.07       16.20        93,100       16.20

26.38-30.06          114,000       8.54       28.68        32,800       28.35
                     -------                               ------

                     207,100                              125,900
                     =======                              =======

     The shares authorized but not granted under the Company's stock option plans were 175,000 at November 29, 1997 and 128,800 at November 30, 1996. Common stock reserved for options totalled 207,100 shares at November 29, 1997 and 154,900 shares at November 30, 1996.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Plan:

     The Company has a restricted stock plan which awards shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares are held by the Company and vest over the same five-year period.

     During fiscal 1991, 60,000 shares were awarded and were recorded at their quoted market value at the date of grant of $26 per share, or $1,560,000. The compensation element related to such shares was recognized ratably over the five-year restriction period.

     During fiscal 1996 and 1994, an additional 2,400 shares and 1,000 shares, respectively, were awarded under terms similar to those described above.

     Compensation expense related to the above restricted shares for fiscal 1997, 1996 and 1995 was $26,000, $181,000 and $324,000, respectively.


Note 7 - Stockholder Rights Plan
--------------------------------------------------------------------------------

     In May 1990, the Board of Directors of the Company adopted a Shareholder Rights Plan which was amended in May 1991 (the "Plan"). Under the Plan, each stockholder has received a distribution of rights for each common share held. The rights will become exercisable and will detach from the common shares a specified time after any person becomes the beneficial owner of 20% or more of the Company's common shares, or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 30% or more of the Company's common shares. Once exercisable, each right will entitle the holder, other than the acquiring person, to purchase, for the rights purchase price, common shares having a market value of twice the rights purchase price.

     If, following an acquisition of 20% or more of the Company's common shares, the Company is involved in any merger or other business combination or sells or transfers more than 50% of its assets or earnings power, each right will entitle the holder to purchase, for the rights purchase price, common shares of the other party to such transaction having a market value of twice the rights purchase price.

     The Company may redeem the rights at a price of $0.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 20% or more of the Company's common shares. The Rights attach to all of the Company's common shares outstanding as of June 6, 1990, or subsequently issued, and expire on June 6, 2000.


Note 8 - Benefit Plans
--------------------------------------------------------------------------------

Profit Sharing Plans:

     A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 1997, 1996 and 1995 were $429,000, $439,000 and $415,000, respectively.

     The Company also has a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees qualified profit sharing plan. Contributions for fiscal 1997, 1996 and 1995 were $94,000, $98,000 and $123,000, respectively. Benefits payable under this plan amounting to $2,047,000 and $1,643,000 at November 29, 1997 and November 30, 1996,
respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension Plan:

     The Company's defined benefit plan covers all eligible hourly production employees. The benefits are based on years of service. Contributions are intended to provide benefits attributable to both past and future services.

     The net periodic pension cost of the defined benefit plan for fiscal 1997, 1996 and 1995 is as follows (in thousands):

                                                   1997       1996        1995
                                                   ----       ----        ----

Service cost                                     $   181    $   178     $   160
Interest cost on projected benefit obligation        179        161         162
Actual return on plan assets                      (1,590)    (1,267)     (1,024)
Net amortization and deferral                      1,117        924         768
                                                 -------    -------     -------

Net periodic pension cost                        $  (113)   $    (4)    $    66
                                                 =======    =======     =======


     The following table presents a reconciliation of the funded status of the Plan for fiscal 1997 and 1996 (in thousands):

                                                                         1997        1996
                                                                       --------     ------

Accumulated benefit obligations including vested benefits
  of $(3,468) and ($2,080)                                              $(3,690)    $(2,235)
                                                                        =======     =======

Projected benefit obligation for service rendered to date               $(3,690)    $(2,235)
Plans assets at fair value, primarily listed stocks                       5,593       4,350
                                                                        -------     -------
Projected plan assets in excess of benefit obligation                     1,903       2,115

Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions                (2,766)     (2,194)

Unrecognized prior service cost                                             906          37

Unrecognized net asset at transition being recognized over 11 years         (28)        (56)
                                                                        -------     -------

Accrued pension costs included in other current assets (liabilities)    $    15     $   (98)
                                                                        =======     =======

     The average discount rate was 7% in fiscal 1997, 7 1/2% in fiscal 1996 and 8% in fiscal 1995, and the expected rate of return on assets for both fiscal 1997 and 1996 was 8%.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Employee Stock Ownership Plan:

     The Company has an Employee Stock Ownership Plan (ESOP) which covers all full time employees who have completed one year of service. In 1991 the ESOP purchased 340,000 shares of common stock from the Chairman of the Board of Directors and President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement for $11,857,000. The loan is payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

     Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at November 30, 1997 of $7,117,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheet.

     The Company accounts for the ESOP shares in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 76-3. ESOP contributions are recorded for financial reporting purposes as the ESOP shares become allocable to the Plan participants. All ESOP shares are considered outstanding in the determination of earnings per share.

     The portion of the common stock dividends declared relating to ESOP shares totaled $227,000, $232,000 and $229,000 for fiscal 1997, 1996 and 1995, respectively. Of these amounts, $89,000, $75,000 and $60,000 for fiscal 1997, 1996 and 1995, respectively, related to allocated shares and $138,000, $157,000 and $169,000 for fiscal 1997, 1996 and 1995, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

     As of November 29, 1997 and November 30, 1996, ESOP shares information was as follows:


                                   1997      1996
                                  -----      ----

Allocated                        141,041    123,694
Committed to be released          26,716     25,693
In suspense                      151,226    178,965
                                 -------    -------

    Total shares held by ESOP    318,983    328,352
                                 =======    =======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The net charges to earnings for fiscal 1997, 1996 and 1995 were as follows (in thousands):

                                                   1997        1996       1995
                                                   ----        ----       ----

Contribution to ESOP                             $1,242      $1,297     $1,513
Less: Interest income on loan to ESOP               691         738        840
                                                 ------      ------     ------

Net charge to earnings                           $  551      $  559     $  673
                                                 ======      ======     ======


   The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

Note 9 - Income Taxes
--------------------------------------------------------------------------------


   Provisions for Federal, state and local income taxes for fiscal 1997, 1996 and 1995 consisted of the following components (in thousands):

                                                1997           1996       1995
                                                ----           ----       ----

Current:
         Federal                              $3,876         $3,415     $3,924
         State and local                         444            324        547
                                              ------         ------     ------
                                               4,320          3,739      4,471
Deferred:
         Federal and state                      (185)            61       (121)
                                              -------        ------    --------

                                              $4,135         $3,800     $4,350
                                              ======         ======     ======

   The net deferred tax liability at November 29, 1997 and November 30, 1996 consisted of the following (in thousands):


                                                                            1997             1996
                                                                            ----             ----
Long-term Portion:
  Gross deferred tax liability (asset) for:
   Excess depreciation for tax purposes                                   $5,648           $5,738
   Future tax deductions for employee benefit plans                       (1,168)          (1,076)
                                                                         -------           ------
                  Net long-term liability                                  4,480            4,662
                                                                         -------           ------

Current Portion:
  Gross deferred tax liability (asset) for:
   Allowance for doubtful accounts                                           (60)            (108)
   Net unrealized holding gain on investment securities
    available-for-sale, included in stockholders' equity                     426              405
   ESOP contribution accrued for tax purposes                                408              417
   Other                                                                       4               47
                                                                         -------           ------
                  Net current liability                                      778              761
                                                                         -------           ------

  Net deferred tax liability                                              $5,258           $5,423
                                                                          ======           ======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The  differences  between  the  Company's  effective  tax  rate  and  Federal statutory tax rate for fiscal 1997, 1996 and 1995 arose from the following:
                                                                            1997             1996              1995
                                                                            ----             ----              ----
                                                                                   (% of pretax income)

Federal tax expense at statutory rate                                       35.0%            35.0%             35.0%
State and local income taxes, net of Federal benefit                         2.5              2.4               3.0
Tax-free interest income and dividends received deduction                   (6.5)            (6.4)             (6.2)
Other                                                                        (.4)            (0.8)             (0.2)
                                                                           ------            ----              ----
Effective tax rate                                                          30.6%            30.2%             31.6%
                                                                           =====             ====              ====


Note 10 - Commitments
--------------------------------------------------------------------------------


Stock Repurchase:

     In March 1993, the Company entered into a five year agreement with the Chairman of the Board of Directors and President ("Chairman"). The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 1999.

Lease:
   The Company leases its New York City offices and showrooms until 2006, at average minimum annual rentals of $503,000 until April 2001 and $660,000 thereafter until April 2006, plus escalation and other costs. The Company has the option to cancel the lease effective April 2001.

   Rental expense for operating leases in fiscal 1997, 1996 and 1995 aggregated $605,000, $643,000 and $671,000, respectively.

   Future minimum annual payments over the remaining noncancelable term of the Company's New York City operating lease are as follows:

   Fiscal year ending (in thousands):

         1998                                             $494
         1999                                              530
         2000                                              559
         2001                                              235
                                                        ------

                                                        $1,818
                                                        ======

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Statement of Cash Flows
--------------------------------------------------------------------------------


   Cash outlays for corporate income taxes and interest for fiscal 1997, 1996 and 1995 were as follows (in thousands):

                                                   Corporate
                                                  income taxes          Interest
                                                  ------------          --------


         1997                                           $3,545             $  65
         1996                                            3,840               124
         1995                                            4,634               129

Non-cash investing and financing activities:

   In fiscal 1997, 1996 and 1995, net unrealized holding gains of $48,000, $639,000, and $902,000, respectively, less related income taxes of $19,000, $256,000, and $364,000, on investment securities available-for-sale, were recorded as increases in stockholders' equity.



Note 12 - Interest and Dividend Income
--------------------------------------------------------------------------------


   Interest and dividend income for the past three fiscal years were as follows (in thousands):

                                    Interest          Dividend
                                     income            income            Total
                                     ------            ------            -----


         1997                         $3,654              $176           $3,830
         1996                          3,505               155            3,660
         1995                          3,546               130            3,676



Note 13 - Major Customer
--------------------------------------------------------------------------------


   For fiscal 1997, 1996 and 1995, sales to a group of customers affiliated through common control accounted for approximately 10%, 12% and 16% of net sales, respectively. The receivables from this group of customers represented approximately 12% and 13% of the November 29, 1997 and November 30, 1996 accounts receivable balances, respectively.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Quarterly Financial Data (unaudited)
--------------------------------------------------------------------------------


   Quarterly earnings were as follows (in thousands, except for earnings per share):



                                       First            Second             Third           Fourth
                                     Quarter           Quarter           Quarter          Quarter             Total
                                     -------           -------           -------          -------             -----

Fiscal 1997:
Net sales                            $35,475           $42,940           $41,775          $40,745          $160,935
Cost of goods sold                    31,427            36,601            35,009           34,352           137,389
Net income                             1,650             2,395             2,640            2,709             9,394
Earnings per share                      $.29              $.42              $.46             $.48             $1.65


Fiscal 1996:
Net sales                            $35,588           $40,768           $40,016          $39,764          $156,136
Cost of goods sold                    31,040            34,753            33,704           33,969           133,466
Net income                             1,594             2,156             2,420            2,626             8,796
Earnings per share                      $.27              $.37              $.42             $.46             $1.52

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 14

             FISCAL YEARS ENDED NOVEMBER 29, 1997, NOVEMBER 30, 1996
                              AND DECEMBER 2, 1995

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



Schedule:

  II.  Valuation and qualifying accounts                                    S-3

                                   SCHEDULE II
                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)







Col. A                                Col. B                     Col. C                    Col. D            Col. E
------                                ------                     ------                    ------            ------

                                                              Additions
                                                  ------------------------------

                                                            (1)               (2)
                                  Balance at           Charged                                              Balance
                                   beginning          to costs        Charged to                             at end
Description                         of year       and expenses    other accounts       Deductions           of year
-----------                         -------       ------------    --------------       ----------           -------
Fiscal year ended November 29, 1997:

    Allowance for doubtful
     accounts                           $600           $400 (i)           -            $(100) (ii)             $900

Fiscal year ended November 30, 1996:

    Allowance for doubtful
     accounts                           $500           $400 (i)           -            $(300) (ii)             $600

Fiscal year ended December 2, 1995:

    Allowance for doubtful
     accounts                           $950           $400 (i)           -            $(850) (ii)             $500


(i) Current year's provision.

(ii) Accounts receivable written-off, net of recoveries.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAB INDUSTRIES, INC.
                                    (Company)


                                    By:   /s/ Samson Bitensky
                                        ------------------------------
                                          Samson Bitensky
                                    Chairman of the Board and Chief Executive
                                    Officer

                                          February 27, 1998
                                          -----------------
                                                 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Date           Capacity in Which Signed

  /s/ Samson Bitensky         February 27, 1998   Chairman of the Board, Chief
----------------------------                      Executive Officer and Director
  Samson Bitensky                                 Executive Officer and Director

  /s/ David A. Miller         February 27, 1998   Vice President - Finance,
----------------------------                      Treasurer and Chief Financial
  David A. Miller                                 Officer (Principal Financial
                                                  and Accounting Officer)

  /s/ Sherman S. Lawrence     February 27, 1998   Secretary and Director
----------------------------
  Sherman S. Lawrence

  /s/ Lawrence Bober          February 27, 1998   Director
----------------------------
  Lawrence Bober

  /s/ Richard Marlin          February 27, 1998   Director
----------------------------
  Richard Marlin

                              February 27, 1998   Director
----------------------------
  Louis Feil

  /s/ Oscar Kunreuther        February 27, 1998   Director
----------------------------
  Oscar Kunreuther

  /s/ Susan Lerner            February 27, 1998   Director
----------------------------
  Susan Lerner

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

*3.4     -   Amendments to the Amended and Restated By-laws.

4.1      -   Specimen of Common Stock Certificate, incorporated by
             reference to Exhibit 4-A to Registration Statement No.
             2-30163, filed on November 4, 1968.

4.2      -   Rights Agreement dated as of June 6, 1990 between the
             Company and Manufacturers Hanover Trust Company, as
             Rights Agent, which includes as Exhibit A the form of Rights
             Certificate and as Exhibit B the Summary of Rights to purchase
             Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K.

4.3      -   Amendment to the Rights Agreement between the Company
             and Manufacturers Hanover Trust Company dated as of May
             24, 1991, incorporated by reference to Exhibit 4.3 to the 1993
             10-K.

10.1      -  1987 Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to the 1993 10-K.

10.2     -   Employment Agreement dated as of March 1, 1993, between
             the Company and Samson Bitensky, incorporated by reference to Exhibit 10.2 to the 1993 10 -K.

10.3     -   Fab Industries, Inc. Hourly Employees Retirement Plan (the
             "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

10.4     -   Amendment to the Retirement Plan effective December 11,
             1978, incorporated  by reference to Exhibit 10.4 to the 1993
             10-K.

10.5     -   Amendment to the Retirement Plan effective December 1,
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

10.14    -   Amendment  dated  December 24, 1987 to the Profit  Sharing  Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.15    -   Amendment  dated  June  30,  1989 to the  Profit  Sharing  Plan, incorporated by reference to Exhibit 10.14 to the 1993 10-K.

10.16    -   Amendment  dated  February 1, 1991 to the Profit  Sharing  Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.17    -   Amendment  dated  September 1, 1995 to the Profit  Sharing  Plan, incorporated by reference to Exhibit 10.17 to the 1995 10-K.

10.18    -   Lease dated as of December 8, 1988 between Glockhurst
             Corporation N.V. and the Company, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.19    -   Lease Modification Agreement dated as of April 8, 1991 between
             Glockhurst Corporation N.V. and the Company, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

10.20    -   Second Lease Modification Agreement dated May 23, 1996
             between 200 Madison Associates, L.P., and the Company, incorporated by reference to Exhibit 10.20 to the Company's
             Annual Report on Form 10-K for the fiscal year ended
             November 30, 1996.

10.21    -   Lease dated as of March 1, 1979 between City of Amsterdam
             Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.22    -   Lease dated as of January 1, 1977 between City of Amsterdam
             Industrial Development by reference to Exhibit 10.19 to the 1993
             10-K.

10.23    -   Form of Indemnification agreement between Company and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

10.24    -   Company's Employee Stock Ownership Plan effective as of November
             25, 1991, incorporated by reference to Exhibit 10.24 to the 1993
             10-K.

10.25    -   Amendment dated September 21, 1995 to the Employee Stock
             Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.26    -   Company's Non-Qualified Executive Retirement Plan dated as of
             November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

21       -   Subsidiaries of the Company incorporated by reference to Exhibit
             21 to the 1994 10-K.

*23      -   Consent of BDO Seidman, LLP.

**27     -   Financial Data Schedule pursuant to Article 5 of Regulation S-X.

-------------

*     Filed herewith.
**    Filed with EDGAR version only.