Form 10-Q
period 1998-02-28
FAB INDUSTRIES INC
filed 1998-04-14
CIK 34136

Form 10-Q Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 1998

                                       OR

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

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

                 CLASS                     Shares Outstanding at April 13, 1998
---------------------------------          -------------------------------------

     Common stock, $.20 par value                       5,689,492

                      FAB INDUSTRIES INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

          Table of Contents                                                   1

          Consolidated Statements of Income
          13 Weeks ended February 28, 1998 and March 01, 1997                 2

          Consolidated Balance Sheets (Asset Section)
          February 28, 1998 and November 29, 1997                             3

          Consolidated Balance Sheets (Liability and
               Stockholders' Equity Section)
          February 28, 1998 and November 29, 1997                             4

          Consolidated Statements of Stockholders' Equity
          13 Weeks ended February 28, 1998                                    5

          Consolidated Statements of Cash Flows
          13 Weeks ended February 28, 1998 and March 01, 1997                 6

          Notes to Consolidated Financial Statements                          7

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            10


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    11

SIGNATURES                                                                   14


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 FOR THE 13 WKS ENDED
                                                  ------------------------------------------------
                                                   February 28, 1998              March 01, 1997
                                                  ------------------------------------------------
                                                       (Unaudited)                   (Unaudited)

Net sales                                              $ 34,251,000                $ 35,475,000
Cost of goods sold                                       29,918,000                  31,427,000
                                                       ------------                -------------
Gross profit                                              4,333,000                   4,048,000

Selling, general and administrative expenses              3,309,000                   3,038,000
                                                       ------------                -------------
Operating income                                          1,024,000                   1,010,000
                                                       ------------                -------------
Other income (expense):
  Interest and dividend income                            1,124,000                     946,000
  Interest expense                                          (15,000)                    (16,000)
  Net gain on investment securities                         399,000                     485,000
                                                       ------------                -------------
Total other income                                        1,508,000                   1,415,000
                                                       ------------                -------------
Income before taxes                                       2,532,000                   2,425,000

Taxes on Income                                             797,000                     775,000
                                                       -------------               -------------
Net Income                                             $  1,735,000                $  1,650,000
                                                       ============                ============


Earnings per share: (Note 5)

      Basic                                                   $0.31                       $0.29

      Diluted                                                 $0.30                       $0.28

See notes to consolidated financial statements.


                                       (2)

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                             AS OF
                                                 ------------------------------
                                                    February 28,   November 29,
                                                        1998           1997
                                                 ------------------------------
                                                    (Unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                 $  3,041,000   $  4,574,000
 Investment securities available-for-sale (Note 3) 66,175,000 66,068,000 Accounts receivable-net of allowance of
   $1,000,000 and $900,000 for doubtful accounts      24,427,000     28,872,000
 Inventories (Note 4)                                 32,332,000     28,270,000
 Other current assets                                  2,035,000      2,051,000
                                                    ------------    -----------

   Total current assets                              128,010,000    129,835,000
                                                    ------------    -----------


Property, plant and equipment - at cost              115,312,000    113,194,000
Less: Accumulated depreciation                        84,455,000     83,185,000
                                                    ------------    -----------

                                                      30,857,000     30,009,000

Other assets                                           3,844,000      3,680,000
                                                    ------------   ------------

                                                    $162,711,000   $163,524,000
                                                    ============   ============

See notes to consolidated financial statements.


                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                       AS OF
                                           ------------------------------
                                              February 28,   November 29,
                                                  1998           1997
                                           ------------------------------
                                              (Unaudited)

Current liabilities:

 Accounts payable                            $  9,939,000    $  8,862,000
 Corporate income and other taxes               2,533,000       2,568,000
 Accrued payroll and related expenses           1,576,000       3,649,000
 Dividends payable                                995,000         994,000
 Other current liabilities                        367,000         966,000
 Deferred income taxes                            776,000         778,000
                                              -----------      ----------
   Total current liabilities                   16,186,000      17,817,000
                                              -----------      ----------
Obligations under capital leases - net of
   current maturities                             539,000         556,000

Other noncurrent liabilities                    2,842,000       2,779,000

Deferred income taxes                           4,436,000       4,480,000
                                              -----------      ----------
    Total liabilities                          24,003,000      25,632,000
                                              -----------      ----------

Stockholders' equity                          138,708,000     137,892,000
                                              -----------     -----------
                                             $162,711,000    $163,524,000
                                             ============    ============


See notes to consolidated financial statements.


                                       (4)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED FEBRUARY 28,1998



                                                     Common Stock *
                                                     ============                    Additional                 Loan to
                                                     Number of                       Paid-in       Retained     Employee Stock
                                      Total          Shares            Amount        Capital       Earnings     Ownership Plan
--------------------------------------------------------------------------------------------------------------------------------
Balance at
November 29, 1997                 $137,892,000       6,572,994      $1,315,000    $6,562,000    $162,629,000   ($7,117,000)

Net income                           1,735,000                                                     1,735,000

Cash dividends                        (995,000)                                                    (995,000)

Exercise of
  stock options                         76,000           4,000           1,000        75,000

Purchase of
  treasury stock                        (1,000)


Compensation under
  restricted stock plan                 10,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes                      (9,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance at
February 28, 1998                   $138,708,000      6,576,994       $1,316,000  $6,637,000     $163,369,000  ($7,117,000)
(Unaudited) ====================================================================================================================

*    Common stock $0.20 par value - 15,000,000 shares authorized.
     Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.


                                 Net              Unearned                         Treasury Stock
                                 Unrealized       Restricted               =============================
                                 Holding Gain     Stock                    Number of
                                 (Loss)           Compensation             Shares             Cost
---------------------------------------------------------------------------------------------------------
Balance at
November 29, 1997               $636,000           ($27,000)                  (890,382)    ($26,106,000)

Net income

Cash dividends

Exercise of
  stock options

Purchase of
  treasury stock                                                                   (20)        (1,000)


Compensation under
  restricted stock plan                           10,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes                (9,000)
--------------------------------------------------------------------------------------------------------
Balance at
February 28, 1998                $627,000        ($17,000)                     (890,402)   ($26,107,000)
(Unaudited) ============================================================================================

*    Common stock $0.20 par value - 15,000,000 shares authorized.
     Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.


                                       (5)

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE 13 WKS ENDED
                                                       ----------------------------------------------
                                                          February 28, 1998         March 01, 1997
                                                       ----------------------------------------------
                                                        (Unaudited)                    (Unaudited)
OPERATING ACTIVITIES:
   Net Income                                            $1,735,000                     $1,650,000
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Provision for doubtful accounts                        100,000                        100,000
     Depreciation and amortization                        1,270,000                      1,278,000
     Deferred income taxes                                  (40,000)                       (43,000)
     Net gain on investment securities                     (399,000)                      (485,000)
     Compensation under restricted stock plan                10,000                         11,000
     Decrease (increase) in:
     Accounts receivable                                  4,345,000                      4,615,000
     Inventories                                         (4,062,000)                    (1,211,000)
     Other current assets                                    16,000                        (36,000)
     Other assets                                          (164,000)                      (192,000)
    (Decrease) increase in:
     Accounts payable                                     1,077,000                     (2,019,000)
     Accruals and other liabilities                      (2,661,000)                    (1,838,000)
                                                 ------------------               ----------------
     Net cash provided by
     operating activities                                 1,227,000                      1,830,000
                                                 ------------------               ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment            (2,118,000)                      (815,000)

   Proceeds from sales of investment securities           1,764,000                        560,000

   Acquisition of investment securities                  (1,486,000)                    (1,345,000)
                                                 ------------------               ----------------
   Net cash used in
   investing activities                                  (1,840,000)                    (1,600,000)
                                                 ------------------               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                (1,000)                      (188,000)
   Dividends                                               (995,000)                    (1,006,000)
   Exercise of stock options                                 76,000                          6,000
                                                 ------------------               ----------------
   Net cash used in financing activities                   (920,000)                    (1,188,000)
                                                 ------------------               ----------------
   Decrease in cash and cash equivalents                 (1,533,000)                      (958,000)

   Cash and cash equivalents, beginning of period         4,574,000                      7,518,000
                                                 ------------------               ----------------
   Cash and cash equivalents, end of period              $3,041,000                     $6,560,000
                                                 ==================               ================


   See notes to consolidated financial statements.

                                       (6)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended February 28, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 28, 1998. The balance sheet at November 29, 1997 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.


2. Cash and cash equivalents consist of the following (in thousands):



                                                    February 28, 1998                   November 29, 1997
                                                    -----------------                   -----------------

                                                     (Unaudited)

Cash                                                     $1,522                              $1,360

Tax-free short-term debt instruments                      1,519                               3,214
                                                    -----------------                   -----------------
                                                         $3,041                              $4,574
                                                    =================                   =================


                                       (7)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

At  February   28,  1998  and   November   29,   1997,   investment   securities
available-for-sale consist of the following (in thousands):

                                                           Gross               Gross
                                                           Unrealized          Unrealized
                                                           Holding             Holding            Fair
February 28, 1998 (Unaudited)           Cost               Gain                Loss               Value
-----------------------------------    ------------      ------------       ------------        ------------

Equities                                  $ 9,126                $236              ($ 80)            $ 9,282

U.S. Treasury obligations                      21                                                         21

Corporate bonds                             5,440                 213                                  5,653

Tax-exempt obligations                     50,543                 676                                 51,219
                                      ------------       ------------       ------------        ------------
                                         $ 65,130              $1,125              ($ 80)            $66,175




                                                          Gross              Gross
                                                          Unrealized         Unrealized
                                                          Holding            Holding                 Fair
November 29, 1997                        Cost             Gain               Loss                    Value
----------------------------            ------------     ------------      ------------          ------------
Equities                                $   8,568           $  389          ($  45)              $  8,912

U.S. Treasury obligations                      24                                                      24

Corporate bonds                             5,298              216                                  5,514

Tax-exempt obligations                     51,118              526             (26)                51,618
                                        ------------     -------------     ------------          ------------
                                        $  65,008           $1,131          ($  71)              $ 66,068
                                        ============     =============     ============          ============


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

                                                        February 28, 1998          November 29, 1997
                                                     ---------------------      ------------------------
                                                        (Unaudited)

Raw materials                                           $11,427,000                         $ 9,132,000
Work in process                                          10,442,000                           9,781,000
Finished goods                                           10,463,000                           9,357,000
                                                     ---------------------      ------------------------
         Total                                          $32,332,000                         $28,270,000
                                                     =====================      ========================

Approximate percentage of
inventories valued
under LIFO valuation                                         64%                               65%
                                                     =====================      ========================

Excess of FIFO valuation
over LIFO valuation                                    $  6,298,000                        $  6,298,000
                                                     =====================      ========================

5.    Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended February 28, 1998 and March 1, 1997 are calculated as follows:

                                                                   Net                           Per-share
                                                                 Income          Shares           Amount
                                                                -----------      ---------       ---------
     For the 13 weeks ended February 28, 1998:
     Basic earnings per share                                   $1,735,000       5,683,723       $0.31
                                                                                                 =====

     Effect of assumed conversion of employee
     stock options                                                       -          52,909
                                                                ----------       ---------
     Diluted earnings per share                                 $1,735,000       5,736,632       $0.30
                                                                ==========       =========       =====

     For the 13 weeks ended March 1, 1997:
     Basic earnings per share                                   $1,650,000       5,752,438       $0.29
                                                                                                 =====

     Effect of assumed conversion of employee
     stock options                                                       -          42,898
                                                                ----------       ---------
     Diluted earnings per share                                 $1,650,000       5,795,336       $0.28
                                                                ==========       =========       =====


                                       (9)

                           PART II. OTHER INFORMATION
                           --------------------------


        Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------

        a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


        b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending February 28, 1998.


                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
First Quarter
Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

         Net sales for the first quarter of fiscal 1998 were $34,251,000 as compared to $35,475,000 in the similar 1997 period, a decrease of $1,224,000 or 3.5%. Although certain of the Company's products were in high demand, overall shipments remained soft. Business conditions within the textile industry remained erratic and competition, both domestic and foreign, remains prevalent.

         Overall Company gross margins for the quarter improved to 12.7% from 11.4% last year. Margins were aided by improved product mix, cost control programs and increased efficiencies. In the 1997 quarter, a reduction in LIFO inventory reserves arising from lower average FIFO cost levels benefited margins in the amount of $300,000. In the current quarter, no adjustment to LIFO inventory reserves were required.

         Selling, general and administrative expenses in the current quarter increased by $271,000 or 8.9%, and as a percentage of sales increased from 8.6% to 9.7%. The increase was attributable principally to the acquisitions of Wiener Lace and JBJ Fabrics operations subsequent to March 1, 1997.


                                      (11)

         Interest and dividend income increased by $178,000 in the quarter, or 18.8%. The Company has realized gains from the sale of investment securities of $399,000 compared to gains of $485,000 in the 1997 period.

         As a result of these factors, quarterly net income increased to $1,735,000, or 5.1% of sales, from $1,650,000 or 4.7% of sales in last year's first quarter.

         In the current quarter, the Company adopted SFAS No. 128 "Earnings per Share". Under SFAS 128, the Company is presenting both basic earnings per share and diluted earnings per share and has restated first quarter 1997 to conform to the provisions of SFAS No. 128.

         The computation of earnings per share was affected in the quarter by a dilution of 52,909 average shares outstanding compared to 42,898 in the comparable 1997 period. The effect of such dilution for both periods is equivalent to $0.01 per share.

         Basic earnings per share were $0.31 compared to $0.29 last year and diluted earnings per share were $0.30 the current quarter compared to $0.28 last year.

Liquidity and Capital Resources
-------------------------------

         The Company's principal source of funds continues to be cash flow generated from operations. Net cash provided by operating activities for the 13 weeks ended February 28, 1998 amounted


                                      (12)
to $1,227,000 as compared to $1,830,000 in the comparable 1997 period. Of this decrease, $2,851,000 relates to comparative changes in inventories which was offset by $2,273,000 related to comparative changes in accounts payable, accruals and other liabilities.

         Capital expenditures for the quarter were approximately $2.1 million compared to $815,000 in the 1997 period. The Company has purchased additional knitting machines as well as dyeing and finishing equipment for its mills.

         The Company declared a quarterly dividend of $0.175 per share, payable April 24, 1998, to stockholders of record as of March 11, 1998.

         Stockholders' equity was $138,708,000, or $24.39 per share at February 28, 1998, compared to $137,892,000, or $24.26 per share at the previous fiscal year-end November 29, 1997, and $134,252,000, or $23.34 per share at the end of the comparative 1997 first quarter.

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





Dated: April 13, 1998                     FAB INDUSTRIES, INC.




                                          By:  /s/ David A. Miller
                                             --------------------------------
                                                   David A. Miller
                                          Vice President-Finance, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


                                      (14)