Form 10-Q
period 1998-05-30
FAB INDUSTRIES INC
filed 1998-07-14
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|x|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 1998

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                         Commission file number 1-5901

                              Fab Industries, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                           13-2581181
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

200 Madison Avenue, New York N.Y.                                   10016
Address of principal executive office)                            (Zip Code)

                                 (212) 592-2700
              (Registrant's telephone number, including area code)


                                      N/A
              (Former name, former address and former fiscal year;
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

                 CLASS                    Shares Outstanding at July 13, 1998
                 -----                    -----------------------------------
     Common stock, $.20 par value                 5,587,003

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

          Table of Contents                                                  1

          Consolidated Statements of Income
          13 Weeks ended May 30, 1998 and May 31, 1997                       2

          Consolidated Statements of Income
          26 Weeks ended May 30, 1998 and May 31, 1997                       3

          Consolidated Balance Sheets (Asset Section)
          May 30, 1998 and November 29, 1997                                 4

          Consolidated Balance Sheets (Liability and Stockholders'
          Equity Section) May 30, 1998 and November 29, 1997                 5

          Consolidated Statements of Stockholders' Equity
          26 Weeks ended May 30, 1998                                        6

          Consolidated Statements of Cash Flows
          26 Weeks ended May 30, 1998 and May 31, 1997                       7

          Notes to Consolidated Financial Statements                         8

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders        13

         Item 6. Exhibits and Reports on Form 8-K                           14


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   15

SIGNATURES                                                                  18


                                      (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE 13 WKS ENDED
                                                  ------------------------------
                                                    May 30, 1998    May 31, 1997
                                                  ------------------------------
                                                    (Unaudited)      (Unaudited)

Net sales                                          $ 39,761,000    $ 42,940,000
Cost of goods sold                                   33,403,000      36,601,000
                                                   ------------    ------------
Gross profit                                          6,358,000       6,339,000

Selling, general and administrative expenses          4,091,000       4,140,000
                                                   ------------    ------------
Operating income                                      2,267,000       2,199,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                          890,000         959,000
  Interest expense                                      (30,000)        (16,000)
  Net gain on investment securities                     280,000         378,000
                                                   ------------    ------------
Total other income                                    1,140,000       1,321,000
                                                   ------------    ------------
Income before taxes                                   3,407,000       3,520,000

Taxes on Income                                       1,073,000       1,125,000
                                                   ------------    ------------
Net Income                                         $  2,334,000    $  2,395,000
                                                   ============    ============

Earnings per share (Note 5):

      Basic                                        $       0.41    $       0.42

      Diluted                                      $       0.41    $       0.42


See notes to consolidated financial statements.


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                          FOR THE 26 WKS ENDED
                                                    ----------------------------
                                                    May 30, 1998    May 31, 1997
                                                    ----------------------------
                                                     (Unaudited)    (Unaudited)

Net sales                                          $ 74,012,000    $ 78,415,000
Cost of goods sold                                   63,321,000      68,028,000
                                                   ------------    ------------
Gross profit                                         10,691,000      10,387,000

Selling, general and administrative expenses          7,400,000       7,178,000
                                                   ------------    ------------
Operating income                                      3,291,000       3,209,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                        2,014,000       1,905,000
  Interest expense                                      (45,000)        (32,000)
  Net gain on investment securities                     679,000         863,000
                                                   ------------    ------------
Total other income                                    2,648,000       2,736,000
                                                   ------------    ------------
Income before taxes                                   5,939,000       5,945,000

Taxes on Income                                       1,870,000       1,900,000
                                                   ------------    ------------
Net Income                                         $  4,069,000    $  4,045,000
                                                   ============    ============


Earnings per share (Note 5):

      Basic                                        $       0.72    $       0.71

      Diluted                                      $       0.71    $       0.70


See notes to consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                           -   -  -  -  -  -

                                                              AS OF
                                                  ------------------------------
                                                      May 30,       November 29,
                                                       1998             1997
                                                  ------------------------------
                                                      (Unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                 $  1,778,000    $  4,574,000
 Investment securities available-for-sale (Note 3) 48,701,000 66,068,000 Accounts receivable-net of allowance of
   $1,100,000 and $900,000 for doubtful accounts      32,022,000      28,872,000
 Inventories (Note 4)                                 35,434,000      28,270,000
 Other current assets                                  1,884,000       2,051,000
                                                    ------------    ------------
   Total current assets                              119,819,000     129,835,000
                                                    ------------    ------------

Property, plant and equipment - at cost              125,191,000     113,194,000
Less: Accumulated depreciation                        85,735,000      83,185,000
                                                    ------------    ------------
                                                      39,456,000      30,009,000

Other assets                                           4,052,000       3,680,000
                                                    ------------    ------------
                                                    $163,327,000    $163,524,000
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


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           L I A B I L I T I E S  and
                           -------------------------------
                          S T O C K H O L D E R S'   E Q U I T Y
                          ------------------------------------------------

                                                                AS OF
                                                    ----------------------------
                                                    May 30,         November 29,
                                                     1998             1997
                                                    ----------------------------
                                                    (Unaudited)
Current liabilities:

 Accounts payable                                  $ 11,416,000     $  8,862,000
 Corporate income and other taxes                     2,346,000        2,568,000
 Accrued payroll and related expenses                 2,229,000        3,649,000
 Dividends payable                                      983,000          994,000
 Other current liabilities                              363,000          966,000
 Deferred income taxes                                  744,000          778,000
                                                   ------------     ------------
   Total current liabilities                         18,081,000       17,817,000
                                                   ------------     ------------
Obligations under capital leases - net of
   current maturities                                   521,000          556,000

Other noncurrent liabilities                          2,861,000        2,779,000

Deferred income taxes                                 4,392,000        4,480,000
                                                   ------------     ------------
    Total liabilities                                25,855,000       25,632,000
                                                   ------------     ------------

Stockholders' equity                                137,472,000      137,892,000
                                                   ------------     ------------
                                                   $163,327,000     $163,524,000
                                                   ============     ============


See notes to consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED MAY 30,1998


                                        Common Stock*                                                                Net
                                        ============                Additional                     Loan to           Unrealized
                                        Number of                   Paid-in          Retained      EmployeeStock     Holding Gain
                        Total           Shares         Amount       Capital          Earnings      Ownership         Plan (Loss)
----------------------------------------------------------------------------------------------------------------------------------

Balance at
November 29, 1997       $ 137,892,000    6,572,994     $1,315,000   $6,562,000     $ 162,629,000    ($7,117,000)     $ 636,000

Net income                  4,069,000                                                  4,069,000


Cash dividends             (1,978,000)                                                (1,978,000)

Exercise of
  stock options               344,000       15,450          3,000      341,000

Purchase of
  treasury stock           (2,817,000)

Compensation under
  restricted stock
  plan                         24,000                                   19,000

Change in net
unrealized holding
gain (loss) on
investment securities
available-for-sale,
net of taxes                  (62,000)                                                                                 (62,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at
May 30, 1998            $ 137,472,000    6,588,444     $1,318,000   $6,922,000     $ 164,720,000    ($7,117,000)     $ 574,000
(Unaudited)             ==========================================================================================================


* Common  stock  $0.20  par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

  See notes to consolidated financial statements.



                         Unearned             Treasury Stock
                         Restricted           ==============
                         Stock                Number of
                         Compensation         Shares      Cost
-------------------------------------------------------------------------

Balance at
November 29, 1997         ($ 27,000)          (890,382)   ($26,106,000)

Net income


Cash dividends

Exercise of
  stock options

Purchase of
  treasury stock                              (87,759)     (2,817,000)

Compensation under
  restricted stock
  plan                      (76,000)            3,000          81,000

Change in net
unrealized holding
gain (loss) on
investment securities
available-for-sale,
net of taxes
-------------------------------------------------------------------------

Balance at
May 30, 1998              ($103,000)          (975,141)   ($28,842,000)
(Unaudited)             =================================================



* Common  stock  $0.20  par value - 15,000,000 shares authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

  See notes to consolidated financial statements.


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE 26 WKS ENDED
                                                   ----------------------------
                                                    May 30, 1998   May 31, 1997
                                                   ----------------------------
                                                    (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $  4,069,000    $ 4,045,000
 Adjustments to reconcile net income
 to  net cash used in  operating
 activities:
   Provision for doubtful accounts                       200,000        200,000
   Depreciation and amortization                       2,550,000      2,570,000
   Deferred income taxes                                 (81,000)        20,000
   Net gain on investment securities                    (679,000)      (863,000)
   Compensation under restricted stock plan               24,000         18,000
   Decrease (increase) in:
   Accounts receivable                                (3,350,000)      (967,000)
    Inventories                                       (7,164,000)    (2,271,000)
   Other current assets                                  167,000         (6,000)
   Other assets                                         (372,000)      (451,000)
   (Decrease) increase in:
   Accounts payable                                    2,554,000     (1,851,000)
   Accruals and other liabilities                     (2,209,000)      (532,000)
                                                    ------------    -----------
     Net cash used in
     operating activities                             (4,291,000)       (88,000)
                                                    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment        (11,997,000)    (2,746,000)

   Proceeds from sales of investment securities       18,892,000      3,294,000

   Acquisition of investment securities                 (949,000)      (952,000)
                                                    ------------    -----------
   Net cash provided by (used in)
   investing activities                                5,946,000       (404,000)
                                                    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                         (2,817,000)    (2,211,000)
   Dividends                                          (1,978,000)    (2,000,000)
   Exercise of stock options                             344,000         14,000
                                                    ------------    -----------
   Net cash used in financing activities              (4,451,000)    (4,197,000)
                                                    ------------    -----------
   Decrease in cash and cash equivalents              (2,796,000)    (4,689,000)

   Cash and cash equivalents, beginning of period      4,574,000      7,518,000
                                                    ------------    -----------
   Cash and cash equivalents, end of period         $  1,778,000    $ 2,829,000
                                                    ============    ===========

   See notes to consolidated financial statements.


                                       (7)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 28, 1998. The balance sheet at November 29, 1997 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.


2. Cash and cash equivalents consist of the following (in thousands):



                                           May 30, 1998       November 29, 1997
                                           ------------       -----------------
                                            (Unaudited)

Cash                                            $1,228                $1,360

Tax-free short-term debt instruments               550                 3,214
                                           -----------            ----------
                                                $1,778                $4,574
                                           ===========            ==========

                                       (8)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

At May 30, 1998 and November 29, 1997, investment securities available-for-sale consist of the following (in thousands):
                                                Gross       Gross
                                                Unrealized  Unrealized
                                                Holding     Holding      Fair
May 30, 1998 (Unaudited)              Cost      Gain        Loss         Value
------------------------             ------     ------      ----------   ------
Equities                             $ 9,428    $   391     ($    64)    $ 9,755

U.S. Treasury obligations                 19                                  19

Corporate bonds                        5,189        157                    5,346

Tax-exempt obligations                33,109        472                   33,581
                                     -------    -------     --------     -------
                                     $47,745    $ 1,020     ($    64)    $48,701
                                     =======    =======     ========     =======


                                                Gross       Gross
                                                Unrealized  Unrealized
                                                Holding     Holding      Fair
November 29, 1997                     Cost      Gain        Loss         Value
-------------------------            ------     ------      ----------   ------

Equities                             $ 8,568    $   389     ($    45)    $ 8,912

U.S. Treasury obligations                 24                                  24

Corporate bonds                        5,298        216                    5,514

Tax-exempt obligations                51,118        526          (26)     51,618
                                     -------    -------     --------     -------
                                     $65,008    $ 1,131     ($    71)    $66,068
                                     =======    =======     ========     =======


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


                                       May  30,  1998         November  29, 1997
                                       -----------------      -----------------
                                       (Unaudited)

Raw materials                           $10,596,000                 $ 9,132,000
Work in process                          12,868,000                   9,781,000
Finished goods                           11,970,000                   9,357,000
                                        -----------                 -----------
         Total                          $35,434,000                 $28,270,000
                                        ===========                 ===========

Approximate percentage of
inventories valued
under LIFO valuation                           53%                          65%

Excess of FIFO valuation
over LIFO valuation                     $ 5,698,000                 $ 6,298,000
                                        ===========                 ===========


                                      (10)

5. Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended May 30, 1998 and May 31, 1997 are calculated as follows:

                                                         Net                          Per-share
                                                        Income          Shares         Amount
                                                        ------          ------         ------
     For the 13 weeks ended May 30, 1998:
     Basic earnings per share                         $2,334,000       5,655,979       $0.41
                                                                                       =====

     Effect of assumed conversion of employee
     stock options                                            --         50,514
                                                      ----------       ---------
     Diluted earnings per share                       $2,334,000       5,706,493       $0.41
                                                      ==========       =========       =====

     For the 13 weeks ended May 31, 1997:
     Basic earnings per share                         $2,395,000       5,708,115       $0.42
                                                                                       =====

     Effect of assumed conversion of employee
     stock options                                            --          48,458
                                                      ----------       ---------
     Diluted earnings per share                       $2,395,000       5,756,573       $0.42
                                                      ==========       =========       =====

     Basic and  diluted  earnings  per share for the 26 weeks ended May 30, 1998 and May 31, 1997 are calculated as follows:
                                                         Net                         Per-share
                                                       Income          Shares        Amount
                                                       ------          ------        ------
     For the 26 weeks ended May 30, 1998:
     Basic earnings per share                         $4,069,000       5,669,851       $0.72
                                                                                       =====

     Effect of assumed conversion of employee
     stock options                                            --          50,254
                                                      -----------      ---------
     Diluted earnings per share                       $4,069,000       5,720,105       $0.71
                                                      ==========       =========       =====

     For the 26 weeks ended May 31, 1997:
     Basic earnings per share                         $4,045,000       5,730,277       $0.71
                                                                                       =====

     Effect of assumed conversion of employee
     stock options                                            --         45,390
                                                      ----------       ---------
     Diluted earnings per share                       $4,045,000       5,775,667       $0.70
                                                      ==========       =========       =====


                                      (11)

     6.  Acquisitions:

     On April 22, 1998, the Company purchased certain assets and the business of SMS Textile Mills, Inc. of Allentown, Pennsylvania and Norwich,
     Connecticut. SMS is engaged in the manufacturing, marketing and distribution of a full line of wide elastic fabrics.

     On May 8, 1998, the Company, through a wholly owned subsidiary has purchased substantially all of the assets and the business of Lida Stretch Fabrics, Inc. Lida is a leading domestic manufacturer of circular knit stretch fabrics.

     Pro forma financial information for the above businesses has not been presented, as the acquisitions were not material to the Company.


                                      (12)

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


         The Company held its Annual Meeting of Stockholders on May 12, 1998. The matter submitted to a vote of the Company's stockholders was the election of two directors to Class I of the Company's Board of Directors.

         The Company's stockholders elected Mrs. Susan B. Lerner and Mr. Richard Marlin to Class I of the Company's Board of Directors, to hold office until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                    Mrs. Susan B. Lerner
                    --------------------

                    Voted for                       5,380,376
                    Authority withheld                 90,768
                    Abstained                               0
                    Broker non-votes                        0

                    Mr. Richard Marlin
                    ------------------

                    Voted for                       5,274,276
                    Authority withheld                196,868
                    Abstained                               0
                    Broker non-votes                        0


                                      (13)

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


        b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending May 30, 1998.


                                      (14)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Second Quarter and Six Months
Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

         Net sales for the second quarter of fiscal 1998 were $39,761,000 as compared to $42,940,000 in the similar 1997 period, a decrease of 7.4%. For the six months ended May 30, 1998, net sales were $74,012,000, a decline of $4,403,000, or 5.6%, from 1997. Business conditions within the textile industry remained erratic, and the Company continued to experience competitive market conditions, both domestic and foreign. These conditions have to date continued into the third quarter.

         Overall Company gross margins for the quarter improved to 16.0% from 14.8% last year. Margins were aided by increased efficiencies and cost control programs. In the 1998 quarter, a reduction in LIFO inventory reserves arising from lower average FIFO cost levels benefited margins in the amount of $600,000. For the six months ended May 30, 1998, gross profit margins were 14.4% compared to 13.2% in 1997. The comparative effect of changes in LIFO inventory reserves benefited margins in the amount of $300,000.

         Selling, general and administrative expenses in the current quarter remained relatively constant, despite the lower sales volume, because of the fixed-cost nature of certain payroll and related expenses. As a percentage of sales, such costs increased from 9.6% to 10.3% because of the lower sales volume. For the six months ended May 30, 1998, selling general and administrative expenses increased by $222,000, and as a percentage of sales to 10.0% from 9.2%.

         Interest and dividend income decreased by $69,000 in the quarter, or 7.2%. The Company has realized gains from the sale of investment securities of $280,000 compared to gains of $378,000 in the second quarter 1997.


                                      (15)

         As a result of these factors, quarterly net income decreased to $2,334,000, from $2,395,000. As a percentage of sales, quarterly net income increased to 5.9% compared to 5.6% in last year's second quarter.

         In the current six months, the Company adopted SFAS No. 128 "Earnings per Share". Under SFAS 128, the Company is presenting both basic earnings per share and diluted earnings per share and has restated the 1997 six months amounts to conform to the provisions of SFAS No. 128.

         For the quarter, basic and diluted earnings per share were $0.41 compared to $0.42 last year. For the six months, basic earnings per share were $0.72 compared to $0.71 last year and diluted earnings per share were $0.71 compared to $0.70 last year.

Liquidity and Capital Resources
-------------------------------

         Operating activities used cash of $4,291,000 and $88,000, respectively, for the 26 weeks ended May 30, 1998 and May 31, 1997. Of this increase, $2,383,000 relates to comparative changes in accounts receivable and $4,893,000 in inventories, which was offset by $2,728,000 related to comparative changes in accounts payable, accruals and other liabilities.

         During the 26 weeks ended May 30, 1998, approximately $18.9 million was sold in marketable securities as compared to approximately $3.3 million in the similar 1997 period.

         In addition, approximately $12.0 million was invested in the purchase of property, plant, and equipment. These capital expenditures included assets acquired from SMS Textile Mills, Inc. and Lida Stretch Fabrics, Inc., manufacturers of wide elastic fabrics and circular knit stretch fabrics, respectively.

         These textile business acquisitions, individually and in the aggregate, were not material to the Company's financial position or results of operations.

         During the first six months of fiscal  1998,  the  Company  repurchased
87,759 shares of its common stock at a cost of $2,817,000 (an average price of $32.10). Subsequent to the end of the quarter, the Company repurchased an additional 26,300 shares at an average price of $26.10. The Company intends to continue to purchase its shares of common stock from time-to-time as market conditions warrant and price criteria are met.


                                      (16)

         The Company declared a quarterly dividend of $0.175 per share, payable July 24, 1998, to stockholders of record as of June 1, 1998.

         Stockholders' equity was $137,472,000, ($24.49 per share) at May 30, 1998, as compared to $137,892,000, ($24.26 per share) at the previous fiscal year-end November 29, 1997, and $133,444,000, ($23.49 per share) at the end of the comparative 1997 second quarter.

         Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, pay dividends and make acquisitions of textile related businesses if criteria relating to indebtedness, market expansion and existing management are met.


                                      (17)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 13, 1998                       FAB INDUSTRIES, INC.




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


                                      (18)