Form 10-Q
period 1998-08-29
FAB INDUSTRIES INC
filed 1998-10-13
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|x|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 1998

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                         Commission file number 1-5901

                              Fab Industries, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-2581181
         --------                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

200 Madison Avenue, New York N.Y.                                   10016
---------------------------------                                   -----
Address of principal executive office)                            (Zip Code)

                                 (212) 592-2700
                                 --------------
              (Registrant's telephone number, including area code)


                                      N/A
                                      ---
              (Former name, former address and former fiscal year;
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

                 CLASS                    Shares Outstanding at October 12, 1998
                 -----                    --------------------------------------
     Common stock, $.20 par value                       5,583,363

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                        PAGE

     Table of Contents                                                  1

     Consolidated Statements of Income
     13 Weeks ended August 29, 1998 and August 30, 1997                 2

     Consolidated Statements of Income
     39 Weeks ended August 29, 1998 and August 30, 1997                 3

     Consolidated Balance Sheets (Asset Section)
     August 29, 1998 and November 29, 1997                              4

     Consolidated Balance Sheets (Liability and Stockholders' Equity Section)
     August 29, 1998 and November 29, 1997                              5

     Consolidated Statements of Stockholders' Equity
     39 Weeks ended August 29, 1998                                     6

     Consolidated Statements of Cash Flows
     39 Weeks ended August 29, 1998 and August 30, 1997                 7

     Notes to Consolidated Financial Statements                         8

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                           12

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               13

SIGNATURES                                                              16

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                FOR THE 13 WKS ENDED
                                   --------------------------------------------
                                      August 29, 1998        August 30, 1997
                                   --------------------------------------------
                                        (Unaudited)            (Unaudited)

Net sales                               $39,571,000             $41,775,000
Cost of goods sold                       34,430,000              35,009,000
                                   ----------------        ----------------
Gross profit                              5,141,000               6,766,000

Selling, general and administrative
  expenses                                4,568,000               4,002,000
                                   ----------------        ----------------
Operating income                            573,000               2,764,000
                                   ----------------        ----------------
Other income (expense):
  Interest and dividend income              793,000                 939,000
  Interest expense                          (15,000)                (17,000)
  Net gain on investment securities         914,000                 197,000
                                   ----------------        ----------------
Total other income                        1,692,000               1,119,000
                                   ----------------        ----------------
Income before taxes                       2,265,000               3,883,000

Taxes on Income                             600,000               1,243,000
                                   ----------------        ----------------
Net Income                             $  1,665,000            $  2,640,000
                                   ================        ================

Earnings per share (Note 6):

      Basic                                   $0.30                   $0.46

      Diluted                                 $0.30                   $0.46


See notes to consolidated financial statements.

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                FOR THE 39 WKS ENDED
                                   --------------------------------------------
                                      August 29, 1998        August 30, 1997
                                   --------------------------------------------
                                        (Unaudited)            (Unaudited)

Net sales                               $113,583,000          $120,190,000
Cost of goods sold                        97,751,000           103,037,000
                                      --------------      ----------------
Gross profit                              15,832,000            17,153,000

Selling, general and administrative
  expenses                                11,968,000            11,180,000
                                      --------------      ----------------
Operating income                           3,864,000             5,973,000
                                      --------------      ----------------
Other income (expense):
  Interest and dividend income             2,807,000             2,844,000
  Interest expense                           (60,000)              (49,000)
  Net gain on investment securities        1,593,000             1,060,000
                                      --------------      ----------------
Total other income                         4,340,000             3,855,000
                                      --------------      ----------------
Income before taxes                        8,204,000             9,828,000

Taxes on Income                            2,470,000             3,143,000
                                      --------------      ----------------
Net Income                              $  5,734,000          $  6,685,000
                                      ==============      ================

Earnings per share (Note 6):

      Basic                                    $1.02                 $1.17

      Diluted                                  $1.01                 $1.16


See notes to consolidated financial statements.

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                  - - - - - -

                                                                      AS OF
                                                  --------------------------------------------
                                                     August 29, 1998        November 29, 1997
                                                  --------------------------------------------
                                                       (Unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                   $   7,761,000          $   4,574,000
 Investment securities available-for-sale (Note 3)       47,254,000             66,068,000
 Accounts receivable-net of allowance of
   $1,200,000 and $900,000 for doubtful accounts         27,319,000             28,872,000
 Inventories (Note 4)                                    34,544,000             28,270,000
 Other current assets                                     1,699,000              2,051,000
                                                   ----------------        ---------------
   Total current assets                                 118,577,000            129,835,000
                                                   ----------------        ---------------

Property, plant and equipment - at cost                 128,267,000            113,194,000
Less: Accumulated depreciation                           87,299,000             83,185,000
                                                   ----------------        ---------------
                                                         40,968,000             30,009,000

Other assets                                              3,736,000              3,680,000
                                                   ----------------        ---------------
                                                       $163,281,000           $163,524,000
                                                   ================        ===============


See notes to consolidated financial statements.

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                        -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------


                                                        AS OF
                                    --------------------------------------------
                                       August 29, 1998        November 29, 1997
                                    --------------------------------------------
                                         (Unaudited)

Current liabilities:

 Accounts payable                     $  10,951,000            $    8,862,000
 Corporate income and other taxes         1,918,000                 2,568,000
 Accrued payroll and related expenses     2,414,000                 3,649,000
 Dividends payable                          977,000                   994,000
 Other current liabilities                  416,000                   966,000
 Deferred income taxes                    1,526,000                   778,000
                                    ---------------          ----------------
   Total current liabilities             18,202,000                17,817,000
                                    ---------------          ----------------
Obligations under capital leases -
   net of current maturities                504,000                   556,000

Other noncurrent liabilities              2,628,000                 2,779,000

Deferred income taxes                     4,348,000                 4,480,000
                                    ---------------          ----------------
    Total liabilities                    25,682,000                25,632,000
                                    ---------------          ----------------

Stockholders' equity                    137,599,000               137,892,000
                                    ---------------          ----------------
                                       $163,281,000              $163,524,000
                                    ===============          ================

See notes to consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED AUGUST 29, 1998


                                         Common Stock *
                                         ========================        Additional                      Loan to
                                         Number of                       Paid-in       Retained          Employee Stock
                            Total        Shares            Amount        Capital       Earnings          Ownership Plan
-----------------------------------------------------------------------------------------------------------------------------
Balance at
November 29, 1997        $ 137,892,000   6,572,994        $1,315,000    $6,562,000    $162,629,000       ($7,117,000)

Net income                   5,734,000                                                   5,734,000

Cash dividends              (2,955,000)                                                 (2,955,000)

Exercise of
stock options                  344,000      15,450             3,000       341,000

Purchase of
treasury stock              (3,524,000)

Compensation under
restricted stock plan           21,000

Payment of loan from ESOP      790,000                                                                       790,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes            (703,000)
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Balance at
August  29,  1998         $137,599,000   6,588,444        $1,318,000    $6,903,000    $165,408,000       ($6,327,000)
(Unaudited)              ===================================================================================================-



                             Net             Unearned             Treasury Stock
                             Unrealized      Restricted           ==========================
                             Holding Gain    Stock                Number  of
                             (Loss)          Compensation         Shares                Cost
---------------------------------------------------------------------------------------------------------------
Balance at
November 29, 1997            $636,000       ($27,000)            (  890,382)           ($26,106,000)

Net income

Cash dividends

Exercise of
stock options

Purchase of
treasury stock                                                    ( 114,699)            ( 3,524,000)

Compensation under
restricted stock plan                         21,000

Payment of loan from ESOP

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes           (703,000)
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Balance at
August  29,  1998           ($ 67,000)      ($ 6,000)            (1,005,081)           ($29,630,000)
(Unaudited)              =======================================================================================

*  Common stock $0.20 par value - 15,000,000 shares authorized.
   Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


See notes to consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE 39 WKS ENDED
                                             --------------------------------------------
                                                August 29, 1998        August 30, 1997
                                             --------------------------------------------
                                                  (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:
Net Income                                         $5,734,000             $6,685,000
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Provision for doubtful accounts                  300,000                300,000
     Depreciation and amortization                  4,114,000              3,862,000
     Deferred income taxes                          1,084,000                293,000
     Net gain on investment securities             (1,593,000)            (1,060,000)
     Compensation under restricted stock plan          21,000                 27,000
     Decrease (increase) in:
     Accounts receivable                            1,253,000              1,293,000
     Inventories                                   (6,274,000)              (474,000)
     Other current assets                             351,000                234,000
     Other assets                                     (56,000)              (904,000)
    (Decrease) increase in:
     Accounts payable                               2,089,000             (2,009,000)
     Accruals and other liabilities                (2,655,000)               403,000
                                             ----------------       ----------------
     Net cash provided by
     operating activities                           4,368,000              8,650,000
                                             ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment     (15,073,000)            (4,130,000)

   Proceeds from sales of investment securities    19,237,000              3,184,000

   Acquisition of investment securities                 -                 (1,625,000)
                                             ----------------       ----------------
   Net cash provided by (used in)
   investing activities                             4,164,000              (2,571,000)
                                             ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                      (3,524,000)            (2,385,000)
   Payment of loan from ESOP                          790,000                790,000
   Dividends                                       (2,955,000)            (2,994,000)
   Exercise of stock options                          344,000                 85,000
                                             ----------------       ----------------
   Net cash used in financing activities           (5,345,000)            (4,504,000)
                                             ----------------       ----------------
   Increase in cash and cash equivalents            3,187,000              1,575,000

   Cash and cash equivalents, beginning
      of period                                     4,574,000              7,518,000
                                             ----------------       ----------------
   Cash and cash equivalents, end of period        $7,761,000             $9,093,000
                                             ================       ================

   See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 29, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 28, 1998. The balance sheet at November 29, 1997 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.


2. Cash and cash equivalents consist of the following (in thousands):



                                     August 29, 1998          November 29, 1997
                                     ---------------          -----------------
                                       (Unaudited)

Cash                                        $1,132                 $1,360

Tax-free short-term debt instruments         6,629                  3,214
                                     ---------------          -----------------
                                            $7,761                  $4,574
                                     ===============          =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

At   August   29,   1998  and   November   29,   1997,   investment   securities
available-for-sale consist of the following (in thousands):


                                                           Gross                   Gross
                                                           Unrealized              Unrealized
                                                           Holding                 Holding                   Fair
August 29, 1998 (Unaudited)                Cost            Gain                    Loss                      Value
--------------------------------         ------------      ------------            ------------             ----------
Equities                                    $10,354            $162                      ($897)                $ 9,619

U.S. Treasury obligations                        17                                                                 17

Corporate bonds                               4,944             116                       (121)                  4,939

Tax-exempt obligations                       32,050             636                         (7)                 32,679
                                         ------------      ------------            ------------             ----------
                                           $ 47,365            $914                    ($1,025)                $47,254
                                         ============      ============            ============             ==========


                                                           Gross                   Gross
                                                           Unrealized              Unrealized
                                                           Holding                 Holding                   Fair
November 29, 1997                          Cost            Gain                    Loss                      Value
--------------------                     ------------      ------------            ------------             ----------

Equities                                  $   8,568          $  389                      ($ 45)               $  8,912

U.S. Treasury obligations                        24                                                                 24

Corporate bonds                               5,298             216                                              5,514

Tax-exempt obligations                       51,118             526                        (26)                 51,618
                                         ------------      -------------           ------------             ----------
                                          $  65,008          $1,131                      ($ 71)                 66,068
                                         ============      =============           ============             ==========


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

                                   August 29, 1998        November 29, 1997
                                   ----------------       ------------------
                                     (Unaudited)

Raw materials                        $10,274,000                $ 9,132,000
Work in process                       13,391,000                  9,781,000
Finished goods                        10,879,000                  9,357,000
                                   ----------------       -----------------
     Total                           $34,544,000                $28,270,000
                                   ================       =================
Approximate percentage of
inventories valued
under LIFO valuation                     49%                        65%
                                   ================       =================

Excess of FIFO valuation
over LIFO valuation                 $  4,798,000              $  6,298,000
                                   ================       =================



5. Stockholders' Equity:
   Employee Stock Ownership Plan:

The seventh of 15 equal annual installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 3, 1998. The balance on the ESOP indebtedness of $6,327,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.

6. Earnings Per Share:

Basic and diluted earnings per share for the 13 weeks ended August 29, 1998 and August 30, 1997 are calculated as follows:
                                               Net                  Per-share
                                              Income    Shares      Amount
                                              ------    ------      ---------
For the 13 weeks ended August 29, 1998:
Basic earnings per share                    $1,665,000  5,588,089     $0.30
                                                                      =====

Effect of assumed conversion of employee
stock options                                    -         32,620
                                             ---------  ---------
Diluted earnings per share                  $1,665,000  5,620,709     $0.30
                                            ==========  =========     =====

For the 13 weeks ended August 30, 1997:
Basic earnings per share                    $2,640,000  5,679,998     $0.46
                                                                      =====

Effect of assumed conversion of employee
stock options                                   -          56,923
                                             ---------  ---------
Diluted earnings per share                  $2,640,000  5,736,921     $0.46
                                            ==========  =========     =====


Basic and diluted earnings per share for the 39 weeks ended August 29, 1998 and August 30, 1997 are calculated as follows:

                                               Net                  Per-share
                                              Income    Shares      Amount
                                              ------    ------      ---------

For the 39 weeks ended August 29, 1998:
Basic earnings per share                    $5,734,000  5,642,597     $1.02

Effect of assumed conversion of employee
stock options                                    -         43,007
                                             ---------  ---------
Diluted earnings per share                  $5,734,000  5,685,604     $1.01
                                            ==========  =========     =====
For the 39 weeks ended August 30, 1997:
Basic earnings per share                    $6,685,000  5,713,517     $1.17
                                                                      =====
Effect of assumed conversion of employee
stock options                                    -         47,624
                                             ---------  ---------
Diluted earnings per share                  $6,685,000  5,761,141     $1.16
                                            ==========  =========     =====

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------

     a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


     b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending August 29, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Third Quarter and Nine Months
Fiscal 1998 Compared to Fiscal 1997


         Net sales for the third quarter ended August 29, 1998 were $39,571,000 as compared to $41,775,000 in the similar 1997 period, a decrease of 5.3%. For the nine months ended August 29, 1998, net sales were $113,583,000, a decline of $6,607,000, or 5.5%, from 1997. The Asian financial crisis, which began nearly a year ago, is taking a sustained toll on the U.S. manufacturing sector and, because of steep currency devaluations, U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales levels.

         Gross profit as a percentage of sales decreased to 13.0% for the fiscal 1998 third quarter as compared to 16.2% last year. Lower sales volume reduced operating schedules at manufacturing plants and a less profitable mix also exerted unfavorable pressure on profit margins. In addition, the Company incurred start-up costs in connection with its recent acquisitions of Lida Stretch Fabrics and SMS Textiles, manufacturers of circular knit stretch fabrics and wide elastic fabrics, respectively. In the 1998 quarter, a reduction in LIFO inventory reserves arising from lower average FIFO cost levels benefited margins in the amount of $900,000 compared to $300,000 in the third quarter 1997. For the nine months ended August 29, 1998, gross profit percentages were 13.9% compared to 14.3% in 1997. The comparative effect of changes in LIFO inventory reserves benefited margins in the amount of $900,000.

         Selling, general and administrative expenses in the current quarter increased by $566,000 or 14.1% and as a percentage of sales increased from 9.6% to 11.5%. The increase was attributable to the acquisitions of Lida Stretch Fabrics and SMS Textiles. For the nine months ended August 29, 1998, selling general and administrative expenses increased by $788,000, and as a percentage of sales to 10.5% from 9.3%.

         Interest and dividend income decreased by $146,000 in the quarter, or 15.5%, as a result of lower average available balances. The Company has realized gains from the sale of investment securities of $914,000 compared to gains of $197,000 in the third quarter 1997.

         The effective income tax rate for the current quarter was 26.5% as against 32.0% in the comparative 1997 period. The decline was primarily attributable to the fact that tax exempt interest represents a higher percentage of pre-tax income than in the comparative 1997 period.

         As a result of these factors, quarterly net income decreased to $1,665,000, from $2,640,000. As a percentage of sales, quarterly net income decreased to 4.2% compared to 6.3% in last year's third quarter.

         In the current nine months, the Company adopted SFAS No. 128, "Earnings per Share". Under SFAS 128, the Company is presenting both basic earnings per share and diluted earnings per share and has restated the 1997 nine months amounts to conform to the provisions of SFAS No. 128.

         For the quarter, basic and diluted earnings per share were $0.30 compared to $0.46 last year. For the nine months, basic earnings per share were $1.02 compared to $1.17 last year and diluted earnings per share were $1.01 compared to $1.16 last year.


Liquidity and Capital Resources

         Net cash provided by operating activities for the 39 weeks ended August 29, 1998 amounted to $4,368,000, as compared to $8,650,000 in the comparable 1997 period. Of this decrease, $5,800,000 relates to comparative changes in inventories, $951,000 to lower net income and $533,000 to the increase in realized gains on investment securities. These decreases were offset by $1,040,000 in comparative changes in accounts payable, accruals and other liabilities, $848,000 in other assets and $791,000 in deferred income taxes.

         During the 39 weeks ended August 29, 1998, approximately $19.2 million was sold in marketable securities as compared to approximately $3.2 million in the similar 1997 period.

        In addition, approximately $15.1 million was invested in the purchase of property, plant and equipment, including capital expenditures in connection with the Lida Stretch Fabrics and SMS Textiles acquisitions.

         During the first nine months of fiscal 1998, the Company repurchased 114,699 shares of its common stock at a cost of $3,524,000 (an average price of $30.72). The Company intends to continue to purchase its shares of common stock from time-to-time as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.175 per share, payable October 23, 1998, to stockholders of record as of August 28, 1998.

         Stockholders' equity was $137,599,000 ($24.65 per share) at August 29, 1998, as compared to $137,892,000 ($24.26 per share) at the previous fiscal year-end November 29, 1997, and $135,975,000 ($23.94 per share) at the end of the comparative 1997 third quarter.

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




Dated: October 12, 1998             FAB INDUSTRIES, INC.




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