Form 10-Q/A
period 1998-08-29
FAB INDUSTRIES INC
filed 1999-01-08
CIK 34136

FORM 10-Q/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

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
                                            ==========  =========     =====

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------


     a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which has been previously filed with EDGAR filing.



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


Year 2000

        The Company has devoted significant resources and has taken steps in an attempt to make the transition to the year 2000 successful and without incident. Management has initiated a Company wide program to prepare the Company's computer systems, hardware, devices and other equipment for year 2000 compliance.

        An inventory of hardware and software is being completed, including the Company's centralized information system department, distributed technologies, and process control and non-technical components such as checks and forms. A primary plan for remediation of the Company's legacy systems is in place, and system and program changes are being implemented and tested as they become ready. A more thorough test will be performed in January 1999 from the Company's disaster recovery center with user involvement. The Company has established a corporate task force to monitor the progress toward the resolution of identified year 2000 issues. All known system corrections are expected to be completed by June 30, 1999.

        The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, including costs for outside consultants. The Company expects to resolve year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with year 2000 compliant applications. As of December 31, 1998, the Company has incurred approximately $75,000 of external costs to address the Company's year 2000 issues. The total cost of this effort is still being evaluated, but is not expected to be material to the Company's financial condition or results of operations. However, there can be no assurance that such corrections can be completed on schedule or within estimated costs or can successfully address the year 2000 compliance issues.

        The Company has provided information regarding the status of its year 2000 compliance to customers who requested. The Company is in the process of asking its major customers and suppliers to certify that they are year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the year 2000 compliance issues are not successful, or if customers, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, results of operations and financial condition could be materially and adversely affected.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: January 8, 1999             FAB INDUSTRIES, INC.




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