Form 10-K
period 1998-11-28
FAB INDUSTRIES INC
filed 1999-02-26
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 1998        Commission file number 1-5901
-------------------------------------------        -----------------------------

                              FAB INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                     13-2581181
        ----------------------------                       ------------------
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)


200 Madison Avenue, New York, NY                                           10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  212-592-2700

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
      Title of each class                            which registered
      -------------------                         ------------------------

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


         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         The aggregate market value at February 23, 1999 of shares of the Registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $72,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At February 23, 1999, there were outstanding 5,414,738 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than March 29, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K

Item Number                                                                               Page
-----------                                                                               ----
PART I......................................................................................1
        Item 1.   Business..................................................................1
        Item 2.   Properties................................................................3
        Item 3.   Legal Proceedings.........................................................4
        Item 4.   Submission of Matters to a Vote of Security-Holders.......................5


PART II.....................................................................................6
        Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....6
        Item 6.   Selected Consolidated Financial Data......................................7
        Item 7.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................8
        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...............11
        Item 8.   Financial Statements and Supplementary Data..............................11
        Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.....................................................11


PART III...................................................................................12
        Item 10.  Directors and Executive Officers of the Registrant.......................12
        Item 11.  Executive Compensation...................................................12
        Item 12.  Security Ownership of Certain Beneficial Owners and Management...........12
        Item 13.  Certain Relationships and Related Transactions...........................12

PART IV....................................................................................13
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........13

SIGNATURES.................................................................................17

                                     PART I

Item 1.   Business

         Fab Industries, Inc. (together with its subsidiaries, the "Company") was incorporated on April 21, 1966, under the laws of the State of Delaware and is a successor by merger to previously existing businesses.

         The Company is a major manufacturer of warp and circular knit fabrics, raschel laces, and polyurethane coated fabrics.

         The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women and children, including dresses and sportswear, children's sleepwear, activewear and swimwear, recreational apparel, home furnishings, over-the-counter fabrics, industrial fabrics, upholstery fabrics for residential and contact markets, and health care and consumer products. Fabrics are sold primarily in piece dyed form, as well as "PFP" (Prepared For Printing), and heat transfer printed configurations.

         While sales are primarily to manufacturers of finished goods, the Company also uses its own textile fabrics internally to produce 100% cotton jersey (T-Shirt) sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to department and specialty stores, catalogue and mail order companies, as well as airlines and health care institutions.

         The Company's raschel lace products are sold to manufacturers of intimate apparel through its Raval Designer - Wiener Lace divisions. The Raval Lace division also produces raschel laces for sale to manufacturers and jobbers of sportswear, dress, blouse and other related outerwear industries.

         The Company's subsidiary, SMS Textiles, Inc., manufactures wide elastic fabrics for sale to manufacturers of intimate apparel and swimwear.

         The Company's Lida Stretch Fabrics Division specializes in products utilizing spandex to create stretch fabrics. A wide variety of constructions and fibers are combined with spandex fiber to create a diversified product line. These fabrics are sold as piece dyes, yarn dyes and prints to the ready-to-wear, aerobic wear, swimwear and intimate apparel markets.

         The Company also offers a  comprehensive  line of heat transfer  prints
for  sleepwear,   robewear,   outerwear  and  activewear  applications  in  both
traditional and contemporary patterns.

         The Company's subsidiary, Gem Urethane Corporation, produces a line of polyurethane coated fabrics and a variety of flame, adhesive and ultrasonically bonded items for apparel, accessories, health care, environmental and industrial products. Gem also markets a fire resistant material, SANDEL, through its subsidiary Sandel International, Inc. Sandel is a silica-based material coated with high performance polymeric compounds that enables it to stop fire from spreading, even at temperatures of up to 1800 degrees Fahrenheit.

         The Company engages in research and product development activities to create new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $3,875,000 in fiscal 1996, $3,869,000 in fiscal 1997 and $3,625,000 in fiscal 1998. Through these efforts, the Company has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel in both domestic and foreign markets. Similarly, the Company has also developed a full line of proprietary sheets and blankets, including specialty blankets for the airline industry.

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

         During fiscal 1998, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales or the year-end accounts receivable balance. The Company's export sales are not material.

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

Competition

         The Company is engaged in a highly competitive business which is based largely upon product quality, service and price and general consumer demand for the finished goods utilizing the Company's products. There are more than 20 other manufacturers for its products. The Company believes that it is one of the major manufacturers of warp and circular knit, raschel lace and polyurethane products in the United States. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. As a result of significant expenditures on production equipment, the Company's strong financial position and increased capacity have enabled it to capture a larger share of the now smaller domestic textile market.

Employees

         The Company employs approximately 1,600 people, of whom approximately 1,500 are employed by the Company's subsidiaries. The employees are not represented by unions. The Company considers relations with its employees to be satisfactory.

Acquisitions

         In April 1998, the Company acquired certain assets and business of SMS Textile Mills, Inc., which manufactured, marketed and distributed a full line of wide elastic fabrics.

         In May 1998, the Company acquired substantially all of the assets of Lida Stretch Fabrics, Inc., which was a leading domestic manufacturer of circular knit stretch fabrics.


Item 2.   Properties.

         The Company conducts its manufacturing operations in owned facilities located in Lincolnton, Maiden, Cherryville and Salisbury, North Carolina and Allentown, Pennsylvania, and in leased facilities located in Amsterdam, New York. All of the Company's facilities are operated mostly on a five day-a-week basis.

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

         The Company's Allentown, Pennsylvania facility is devoted to wide elastic fabric knitting.

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

                                                          Approximate                 Lease
Location             Principal Use                        Floor Space            Expiration Date
--------             -------------                        -----------            ---------------
Lincolnton,          Dyeing and finishing,               630,550 sq.ft.                (1)
North Carolina       raschel and tricot
                     warp knitting, printing and
                     warehouse

Lincolnton,          Warehouse                            55,000 sq.ft.                (1)
North Carolina

Maiden,              Warping, circular single and        224,013 sq.ft.                (1)
North Carolina       double knitting and
                     warehouse

Salisbury,           Manufacturing finished              125,000 sq.ft.                (1)
North Carolina       consumer and institutional
                     products and retail and
                     over-the- counter fabrics

Amsterdam,           Polyurethane coating,               106,000 sq.ft.             12/31/99 (2)
New York             fire fighting material
                     manufacturing operations
                     and bonding and laminating

Amsterdam,           Warping, tricot knitting and        367,000 sq.ft.             12/31/06 (2)
New York             warehouse

Cherryville,         Dyeing and finishing, and           197,000 sq.ft.                (1)
North Carolina       warehouse

Allentown,           Wide elastic fabric knitting         35,000 sq.ft.                (1)
Pennsylvania

New York,            Executive offices and                33,000 sq.ft               4/30/06
New York             showroom facilities

----------

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

Item 4.   Submission of Matters to a Vote of Security-Holders.

         Not Applicable

Executive Officers of the Company

         The following table sets forth certain information concerning the executive officers of the Company as of February 23, 1999.

Name                              Age        Positions and Offices
----                              ---        ---------------------
Samson Bitensky.................  79         Chairman of the Board of Directors and Chief
                                             Executive Officer

Stanley August..................  67         Vice Chairman

Steven Myers....................  50         Co-President, Chief Operating Officer

David A. Miller.................  61         Vice President-Finance, Treasurer and Chief Financial
                                             Officer

Jerry Deese.....................  47         Vice President-Controller of Plant Operations

Sam Hiatt.......................  51         Vice President-Sales

Sherman S. Lawrence.............  80         Secretary


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

         Stanley August has been employed by the Company since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August served as Vice President - Fabric Operations from 1987 until 1992 and as Vice President from March 1992 to May 1997, and has served as Vice Chairman since May 1, 1997.

         Steven Myers, an attorney, has been employed by the Company in various senior administrative and managerial capacities since 1979. He served as Vice President - Sales for more than five years prior to May 1988 and as Vice President from May 1988 to May 1997, and has served as Co-President, Chief Operating Officer since May 1, 1997. Mr. Myers is the son-in-law of Mr. Bitensky.

         David A. Miller has been employed by the Company since 1966 and has served as its Controller from 1973 until December 7, 1995, as Vice President Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

         Jerry  Deese  has  been  employed  by the  Company  in  various  senior administrative and managerial capacities since 1978. Mr. Deese served as Divisional Controller from 1994 until 1998 and has served as Vice President-Controller of Plant Operations since May 12, 1998.

         Sam Hiatt has been employed by the Company since 1978 and previously had various management responsibilities in the warp knit area. He has served as Vice President-Sales since May 12, 1998.

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

        Fiscal 1998                                        High         Low
        -----------                                        ----         ---

First Quarter.........................................    $33 1/2      $30

Second Quarter........................................    $33 3/8      $26 15/16

Third Quarter.........................................    $29 1/2      $23 1/2

Fourth Quarter........................................    $23 3/4      $19 3/8

        Fiscal 1997
        -----------

First Quarter.........................................    $ 28 3/4     $26 1/8

Second Quarter........................................    $ 31 1/4     $28

Third Quarter.........................................    $ 33         $30 1/4

Fourth Quarter........................................    $ 32 1/2     $29 7/16

         At February 23, 1999, there were approximately 539 holders of record of Common Stock. For fiscal 1997, quarterly dividends of $.175 per share were declared on February 27, 1997, May 19, 1997, August 13, 1997 and November 25, 1997. For fiscal 1998, quarterly dividends of $.175 per share were declared on February 19, 1998, May 12, 1998, August 12, 1998 and November 24, 1998. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Company.

Item 6. Selected Consolidated Financial Data.

                                                        As at or for the fiscal year ended
                                                        ----------------------------------

                                  November 28,     November 29,      November 30,       December 2,      December 3,
                                     1998             1997              1996              1995           1994 (2)
                                                           (In thousands, except share data)
Net Sales                       $  151,436        $  160,935        $  156,136        $  182,000        $  189,753
Income before taxes
  on income                          8,017            13,529            12,596            13,760            22,428
Net income                           6,017             9,394             8,796             9,410            15,093
Earnings per share:
     Basic                            1.07              1.65              1.52              1.57              2.44
     Diluted                          1.06              1.63              1.51              1.56              2.40
Total assets                       160,403           163,524           160,980           161,027           163,133
Long-term debt                         486               556               620               678               731
Stockholders' equity               137,527           137,892           133,888           132,932           129,533
Book value per
  share (1)                          24.63             24.26             23.25             22.42             21.52
Cash dividends
  per share                            .70               .70               .70              .685               .64
Weighted average
  number of shares
  outstanding:
     Basic                       5,627,788         5,705,624         5,797,228         5,981,690         6,189,831
     Diluted                     5,665,194         5,752,895         5,841,138         6,037,374         6,280,795


----------

(1) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.
(2)  Fifty-three weeks.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Results of Operations

         Fiscal 1998 Compared to Fiscal 1997

         Net sales for fiscal 1998 were $151,436,000 as compared to $160,935,000 in fiscal 1997, a decrease of 5.9%. The Asian financial crisis, which began a year ago, is taking a sustained toll on the U.S. manufacturing sector and, because of steep currency devaluations, U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales level.

         Gross margins as a percentage of sales declined from 14.6% to 12.1%. Lower sales volume reduced operating schedules at manufacturing plants. In addition, the Company incurred start-up costs in connection with its recent acquisitions of Lida Stretch Fabrics, a manufacturer of circular knit stretch fabrics, and SMS Textiles, a manufacturer of wide elastic fabrics. In fiscal 1998, a reduction in LIFO inventory reserves arising principally from lower average FIFO cost levels benefited margins in the amount of $1,703,000 compared to $863,000 in fiscal 1997.

         Selling, shipping and administrative expenses remained relatively constant but as a percentage of sales increased from 9.3% to 9.8% primarily because of lower sales volume. An increase in selling expenses of approximately $2.0 million, attributable primarily to the acquisitions of Lida Stretch Fabrics, SMS Textiles and JBJ Fabrics (acquired in October 1997), was offset by lower incentive-based compensation and other related expenses.

         Interest and dividend income decreased by $301,000 as a result of lower average available balances.

         The effective income tax rate for the year was 24.9% as compared to 30.6% in fiscal 1997. The decline was primarily attributable to a proportionately higher percentage of tax exempt interest as a percentage of pre-tax income in fiscal 1998.

         As a result of these factors, net income declined to $6,017,000 from $9,394,000 and as a percentage of sales decreased to 4.0% from 5.8%.

         In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." Under SFAS No. 128, the Company is presenting both basic earnings per share and diluted earnings per share and has restated the 1997 and 1996 fiscal year amounts to conform to the provisions of SFAS No. 128.

         For fiscal 1998, basic earnings per share were $1.07 compared to $1.65 last fiscal year and diluted earnings per share were $1.06 compared to $1.63 last year.

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

         Liquidity and Capital Resources

         Net cash provided by operating activities in fiscal 1998 amounted to $4,573,000, as compared to $11,388,000 in fiscal 1997. Of this decrease, $4,620,000 relates to comparative changes in inventories, $2,440,000 to accounts payable, accruals and other liabilities, and $3,377,000 to lower net income. These decreases were offset by changes of $1,227,000 in deferred income taxes, $968,000 in accounts receivable, $948,000 in other current assets and other assets and $491,000 in depreciation and amortization.

         In fiscal 1998, net proceeds from sales of investment securities were approximately $18.8 million, as compared to net acquisition of investment securities of approximately $4.0 million in fiscal 1997.

         The Company's investment securities, all classified as available-for-sale, had a fair market value of $48,233,000 and $66,068,000 at fiscal year-end 1998 and 1997, respectively. See Note 2 to the consolidated financial statements for further details about the Company's investment portfolio.

         In addition, approximately $15.6 million was invested in the purchase of property, plant and equipment, including capital expenditures in connection with the Lida Stretch Fabrics and SMS Textiles acquisitions.

         During fiscal 1998, the Company repurchased 114,699 shares of its common stock at a cost of $3,524,000 (an average price of $30.72). Subsequent to the end of fiscal 1998, the Company repurchased an additional 172,125 shares at an average price of $18.57. The Company intends to continue to purchase its shares of common stock from time-to-time, as market conditions warrant and price criteria are met.

         During fiscal 1998, the Company declared regular quarterly dividends totaling $0.70 per share.

         Stockholders' equity was $137,527,000 or $24.63 book value per share, as compared to $137,892,000, or $24.26 book value per share, at the previous fiscal year-end.

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

         The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, including costs for outside consultants. The Company expects to resolve year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with year 2000 compliant applications. As of February 15, 1999, the Company has incurred approximately $75,000 of external costs to address the Company's year 2000 issues. The total cost of this effort is still being evaluated, but is not expected to be material to the Company's results of operations or financial condition. However, there can be no assurance that such corrections can be completed on schedule or within estimated costs or can successfully address the year 2000 compliance issues.

         The Company has provided information regarding the status of its year 2000 compliance to customers who requested. The Company is in the process of asking its major customers and suppliers to certify that they are year 2000 compliant or, if they are not yet so compliant, to provide the Company with a description of their plans to become so. If the Company's present efforts to address the year 2000 compliance issues are not successful, or if customers, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, results of operations and financial condition could be materially and adversely affected.

FORWARD LOOKING INFORMATION

         Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address the Year 2000 issue.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     See Note 2 on page F-14.


Item 8.   Financial Statements and Supplementary Data.

     See pages F-1 and S-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Company.

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 29, 1999 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").


Item 11.  Executive Compensation.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 29, 1999 pursuant to Regulation 14A.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 29, 1999 pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 29, 1999 pursuant to Regulation 14A.

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

     3.4            -    Amendments   to  the  Amended  and  Restated   By-laws,
                         incorporated   by  reference  to  Exhibit  3.4  of  the
                         Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.

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

----------

*   Filed herewith.
**  Filed with EDGAR version only.

     (b)  Reports on Form 8-K: None

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

             FISCAL YEARS ENDED NOVEMBER 28, 1998, NOVEMBER 29, 1997
                              AND NOVEMBER 30, 1996

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



Report of independent certified public accountants                           F-3

Consolidated financial statements:
  Balance sheets                                                             F-4
  Statements of income                                                       F-5
  Statements of stockholders' equity                                         F-6
  Statements of cash flows                                                   F-7

Summary of accounting policies                                        F-8 - F-12

Notes to consolidated financial statements                           F-13 - F-31

Report Of Independent Certified Public Accountants


The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York

We have audited the consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of November 28, 1998 and November 29, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended November 28, 1998. We have also audited the schedule listed in the index on page S-2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of November 28, 1998 and November 29, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 28, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                            /s/ BDO SEIDMAN, LLP

New York, New York

February 16, 1999

                                                                                                   Fab Industries, Inc.
                                                                                                      and Subsidiaries


                                                                                           Consolidated Balance Sheets


                                                                              November 28, 1998      November 29, 1997
========================================================================================================================
Assets
Current:
   Cash and cash equivalents (Note 1)                                            $   6,078,000        $   4,574,000
   Investment securities available-for-sale (Note 2)                                48,233,000           66,068,000
   Accounts receivable, net of allowance of $1,000,000 and $900,000
      for doubtful accounts (Note 13)                                               27,979,000           28,872,000
   Inventories (Note 3)                                                             32,213,000           28,270,000
   Other current assets                                                              1,727,000            2,051,000
------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                       116,230,000          129,835,000
Property, plant and equipment - net (Note 4)                                        40,021,000           30,009,000
Other assets (Note 8)                                                                4,152,000            3,680,000
------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 160,403,000        $ 163,524,000
========================================================================================================================
Liabilities and Stockholders' Equity
Current:
   Accounts payable                                                              $   9,110,000        $   8,862,000
   Corporate income and other taxes                                                    768,000            2,568,000
   Accrued payroll and related expenses                                              1,980,000            3,649,000
   Dividends payable                                                                   977,000              994,000
   Other current liabilities                                                           495,000              966,000
   Deferred income taxes (Note 9)                                                    1,538,000              778,000
------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                   14,868,000           17,817,000
Obligations under capital leases, net of current maturities (Note 5)                   486,000              556,000
Other noncurrent liabilities (Note 8)                                                2,817,000            2,779,000
Deferred income taxes (Note 9)                                                       4,705,000            4,480,000
------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                           22,876,000           25,632,000
------------------------------------------------------------------------------------------------------------------------
Commitments (Notes 8 and 10)
Stockholders' equity (Notes 2, 6, 7, 8 and 10):
   Preferred stock, $1 par value - shares authorized 2,000,000;
      none issued                                                                           --                   --
   Common stock, $.20 par value - shares authorized 15,000,000;
      issued 6,588,444 and 6,572,994                                                 1,318,000            1,315,000
   Additional paid-in capital                                                        6,903,000            6,562,000
   Retained earnings                                                               164,714,000          162,629,000
   Loan to employee stock ownership plan                                            (6,327,000)          (7,117,000)
   Net unrealized holding gain on investment securities
      available-for-sale, net of taxes                                                 550,000              636,000
   Unearned restricted stock compensation                                               (1,000)             (27,000)
   Cost of common stock  held in treasury - 1,005,081 and
      890,382 shares                                                               (29,630,000)         (26,106,000)
------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                 137,527,000          137,892,000
------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 160,403,000        $ 163,524,000
========================================================================================================================

                                                            See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                    F-4

                                                                                         Fab Industries, Inc.
                                                                                             and Subsidiaries


                                                                            Consolidated Statements of Income


============================================================================================================
 Fiscal year ended
------------------------------------------------------------------------------------------------------------
                                                        November 28,       November 29,         November 30,
                                                            1998               1997                1996
------------------------------------------------------------------------------------------------------------
Net sales (Note 13)                                   $ 151,436,000       $ 160,935,000       $ 156,136,000
Cost of goods sold                                      133,147,000         137,389,000         133,466,000
------------------------------------------------------------------------------------------------------------
        Gross profit                                     18,289,000          23,546,000          22,670,000
Selling, shipping and administrative expenses            14,872,000          14,921,000          14,150,000
------------------------------------------------------------------------------------------------------------
        Operating income                                  3,417,000           8,625,000           8,520,000
------------------------------------------------------------------------------------------------------------
Other income (expenses):
   Interest and dividend income (Note 12)                 3,529,000           3,830,000           3,660,000
   Interest expense                                         (75,000)            (65,000)           (124,000)
   Net gain on investment securities (Note 2)             1,146,000           1,139,000             540,000
------------------------------------------------------------------------------------------------------------
        Total other income                                4,600,000           4,904,000           4,076,000
------------------------------------------------------------------------------------------------------------
        Income before taxes on income                     8,017,000          13,529,000          12,596,000
Taxes on income (Note 9)                                  2,000,000           4,135,000           3,800,000
------------------------------------------------------------------------------------------------------------
Net income                                            $   6,017,000       $   9,394,000       $   8,796,000
============================================================================================================
Earnings per share (Note 14):
   Basic                                              $        1.07       $        1.65       $        1.52
   Diluted                                            $        1.06       $        1.63       $        1.51
============================================================================================================
Cash dividends declared per share                     $         .70       $         .70       $         .70
============================================================================================================

                                                See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                                                        F-5

                                                                                         Fab Industries, Inc.
                                                                                             and Subsidiaries


                                                              Consolidated Statements of Stockholders' Equity

=============================================================================================================

Fiscal years ended November 28, 1998, November 29, 1997 and November 30, 1996
-------------------------------------------------------------------------------------------------------------

                                                          Common stock
                                                    ------------------------

                                                     Number                     Additional        Retained
                                    Total           of shares      Amount     paid-in capital     earnings
-------------------------------------------------------------------------------------------------------------
Balance, December 2, 1995     $ 132,932,000        6,549,894   $   1,309,000   $   6,150,000   $ 152,473,000
Net income - fiscal 1996          8,796,000             --              --              --         8,796,000
Cash dividends                   (4,046,000)            --              --              --        (4,046,000)
Exercise of stock options           228,000           14,300           4,000         224,000            --
Purchase of treasury stock       (5,401,000)            --              --              --              --
Compensation under
   restricted stock plan
   (Note 6)                         206,000             --              --            36,000            --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                         383,000             --              --              --              --
Payment of loan from ESOP
   (Note 8)                         790,000             --              --              --              --
-------------------------------------------------------------------------------------------------------------
Balance, November 30, 1996      133,888,000        6,564,194       1,313,000       6,410,000     157,223,000
Net income - fiscal 1997          9,394,000             --              --              --         9,394,000
Cash dividends                   (3,988,000)            --              --              --        (3,988,000)
Exercise of stock options           154,000            8,800           2,000         152,000            --
Purchase of treasury stock       (2,406,000)            --              --              --              --
Compensation under
   restricted stock plan
   (Note 6)                          31,000             --              --              --              --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                          29,000             --              --              --              --
Payment of loan from ESOP
   (Note 8)                         790,000             --              --              --              --
-------------------------------------------------------------------------------------------------------------
Balance, November 29, 1997      137,892,000        6,572,994       1,315,000       6,562,000     162,629,000
Net income - fiscal 1998          6,017,000             --              --              --         6,017,000
Cash dividends                   (3,932,000)            --              --              --        (3,932,000)
Exercise of stock options           344,000           15,450           3,000         341,000            --
Purchase of treasury stock       (3,524,000)            --              --              --              --
Compensation under
   restricted stock plan
   (Note 6)                          26,000             --              --              --              --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                         (86,000)            --              --              --              --
Payment of loan from ESOP
   (Note 8)                         790,000             --              --              --              --
-------------------------------------------------------------------------------------------------------------
Balance, November 28, 1998    $ 137,527,000        6,588,444   $   1,318,000   $   6,903,000   $ 164,714,000
-------------------------------------------------------------------------------------------------------------

=============================================================================================================

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

                                                                                                    Fab Industries, Inc.
                                                                                                        and Subsidiaries


                                                                         Consolidated Statements of Stockholders' Equity

========================================================================================================================

Fiscal years ended November 28, 1998, November 29, 1997 and November 30, 1996
------------------------------------------------------------------------------------------------------------------------

========================================================================================================================


                                  Loan to                                                   Treasury stock
                                 employee        Net unrealized      Unearned           --------------------
                                   stock          holding gain   restricted stock        Number
                               ownership plan        (loss)        compensation         of shares        Cost
------------------------------------------------------------------------------------------------------------------------
Balance, December 2, 1995       $  (8,697,000)   $     224,000    $    (228,000)        (619,635)   $ (18,299,000)
Net income - fiscal 1996                 --               --               --               --               --
Cash dividends                           --               --               --               --               --
Exercise of stock options                --               --               --               --               --
Purchase of treasury stock               --               --               --           (186,804)      (5,401,000)
Compensation under
   restricted stock plan
   (Note 6)                              --               --            170,000             --               --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                              --            383,000             --               --               --
Payment of loan from ESOP
   (Note 8)                           790,000             --               --               --               --
------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1996         (7,907,000)         607,000          (58,000)        (806,439)     (23,700,000)
Net income - fiscal 1997                 --               --               --               --               --
Cash dividends                           --               --               --               --               --
Exercise of stock options                --               --               --               --               --
Purchase of treasury stock               --               --               --            (83,943)      (2,406,000)
Compensation under
   restricted stock plan
   (Note 6)                              --               --             31,000             --               --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                              --             29,000             --               --               --
Payment of loan from ESOP
   (Note 8)                           790,000             --               --               --               --
------------------------------------------------------------------------------------------------------------------------
Balance, November 29, 1997         (7,117,000)         636,000          (27,000)        (890,382)     (26,106,000)
Net income - fiscal 1998                 --               --               --               --               --
Cash dividends                           --               --               --               --               --
Exercise of stock options                --               --               --               --               --
Purchase of treasury stock               --               --               --           (114,699)      (3,524,000)
Compensation under
   restricted stock plan
   (Note 6)                              --               --             26,000             --               --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                              --            (86,000)            --               --               --
Payment of loan from ESOP
   (Note 8)                           790,000             --               --               --               --
------------------------------------------------------------------------------------------------------------------------
Balance, November 28, 1998      $  (6,327,000)   $     550,000    $      (1,000)      (1,005,081)   $ (29,630,000)
------------------------------------------------------------------------------------------------------------------------

========================================================================================================================

                                                            See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                   Fab Industries, Inc.
                                                                                                      And Subsididaries


                                                                                  Consolidated Statements of Cash Flows
                                                                                                              (Note 11)

=======================================================================================================================

Fiscal year ended
-----------------------------------------------------------------------------------------------------------------------
                                                                   November 28,        November 29,        November 30,
                                                                      1998                 1997                1996
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $  6,017,000         $  9,394,000         $  8,796,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for doubtful accounts                               400,000              400,000              400,000
        Depreciation and amortization                               5,555,000            5,064,000            5,477,000
        Deferred income taxes                                       1,042,000             (185,000)              61,000
        Compensation under restricted stock plan                       26,000               31,000              206,000
        Net gain on investment securities                          (1,146,000)          (1,139,000)            (540,000)
        Decrease (increase) in:
           Accounts receivable                                        493,000             (475,000)           6,020,000
           Inventories                                             (3,943,000)             677,000           (1,680,000)
           Other current assets                                       324,000             (107,000)              26,000
           Other assets                                              (472,000)            (989,000)            (254,000)
        Increase (decrease) in:
           Accounts payable                                           248,000           (3,214,000)            (585,000)
           Accruals and other liabilities                          (3,971,000)           1,931,000             (704,000)
-----------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities             4,573,000           11,388,000           17,223,000
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                     (15,567,000)          (4,870,000)          (4,101,000)
   Proceeds from sales of investment securities                    18,838,000            3,185,000            9,660,000
   Acquisition of investment securities                                  --             (7,183,000)         (14,687,000)
-----------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
                activities                                          3,271,000           (8,868,000)          (9,128,000)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Purchase of treasury stock                                      (3,524,000)          (2,406,000)          (5,401,000)
   Principal repayment on loan to employee stock
      ownership plan                                                  790,000              790,000              790,000
   Dividends                                                       (3,950,000)          (4,002,000)          (4,077,000)
   Exercise of stock options                                          344,000              154,000              228,000
-----------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                (6,340,000)          (5,464,000)          (8,460,000)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    1,504,000           (2,944,000)            (365,000)
Cash and cash equivalents, beginning of year                        4,574,000            7,518,000            7,883,000
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           $  6,078,000         $  4,574,000         $  7,518,000
 ========================================================================================================================
                                                            See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                                    F-7


                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================


 Business Fab Industries, Inc. (the "Company") is a major manufacturer of knitted textile fabrics, laces and finished home products, as well as polyurethane coated fabrics. Sales of textile products comprised substantially all of the Company's sales in fiscal 1998, 1997 and 1996, and such sales were primarily made to United States customers. Accordingly, the Company considers itself to be operating in a single segment business.


 Principles                   The financial  statements  include the accounts of
 of Consolidation             the Company and its subsidiaries, all of which are
                              wholly     owned.     Significant     intercompany
                              transactions and balances have been eliminated.


 Fiscal Year                  The  Company's  fiscal  year ends on the  Saturday
                              closest to November 30. Fiscal 1998, 1997 and 1996 had fifty-two weeks.


 Risks And Uncertainties      The   preparation   of  financial   statements  in
                              conformity  with  generally  accepted   accounting
                              principles  requires  management to make estimates
                              and assumptions  that affect the reported  amounts
                              of  assets  and   liabilities  and  disclosure  of
                              contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian holding equity securities with a market value of approximately $6.9 million at November 28, 1998) maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers,

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================



                              wholesalers and retailers to whom the Company sells (see Note 13). The Company reviews a customer's credit history before extending credit. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

 Cash Equivalents             For purposes of the  statement of cash flows,  the
                              Company   considers   all   highly   liquid   debt
                              instruments with original maturities of three months or less to be cash equivalents.


 Investments                  The  Company   follows   Statement   of  Financial
                              Accounting Standards ("SFAS") No. 115, "Accounting
                              for  Certain   Investments   in  Debt  and  Equity
                              Securities"   ("SFAS  No.  115").   SFAS  No.  115
                              addresses accounting and reporting for investments
                              in   equity    securities    that   have   readily
                              determinable  fair values and for all  investments
                              in debt securities. Investments in such securities
                              are to be classified  as either  held-to-maturity,
                              trading,   or   available-for-sale.   The  Company
                              classifies    all    of   its    investments    as
                              available-for-sale.  The  investments are recorded
                              at their  fair  value and the  unrealized  gain or
                              loss,   net  of  income  taxes,   is  recorded  in
                              stockholders' equity.

                              Gains and losses on sales of investment securities are computed using the specific identification method.


 Inventories                  Inventories  are  valued  at the  lower of cost or
                              market. For a portion of the inventories, cost is determined by the last-in, first-out (LIFO) method with the balance being determined by the first-in, first-out (FIFO) method.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

 Property, Plant and          Property,  plant and equipment are stated at cost.
 Equipment                    Depreciation  is computed  using  principally  the
                              straight-line   method.  The  range  of  estimated
                              useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles.

 Long-Lived Assets            The  Company  reviews the  carrying  values of its
                              long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

 Research and                 Research  and  development  costs are  charged  to
 Development  Costs           expenses  in the year  incurred  and  amounted  to
                              $3,625,000,  $3,869,000  and  $3,875,000 in fiscal
                              1998, 1997 and 1996, respectively.

Stock-Based                   In fiscal 1997, the Company became subject to SFAS
Compensation                  No. 123, "Accounting for Stock-Based Compensation"
                              ("SFAS  No.   123"),   which  allows   either  the
                              intrinsic  or fair  value  method.  SFAS  No.  123
                              encourages,  but does  not  require,  entities  to
                              adopt  the  fair  value  method  in  place  of the
                              intrinsic   value   method  as  provided   for  in
                              Accounting   Principles   Board  Opinion  No.  25,
                              "Accounting  for Stock Issued to Employees"  ("APB
                              No.  25"),  for  all   arrangements   under  which
                              employees  receive shares of stock or other equity
                              instruments of the employer or the employer incurs
                              liabilities  to employees in amounts  based on the
                              price of its stock.  When the Company adopted SFAS
                              No. 123, it elected to retain the intrinsic  value
                              method.  The required fair value  disclosures  are
                              included   in  the   notes  to  the   consolidated
                              financial statements.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

Taxes on Income               The  Company  follows  the  liability   method  of
                              accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS
                              109").

                              Provision is made for deferred income taxes which result from various temporary differences, principally relating to the use of accelerated depreciation for tax purposes.


 Earnings Per Share           Effective  in fiscal  1998,  earnings per share is
                              calculated  in  accordance   with  SFAS  No.  128,
                              "Earnings Per Share" ("SFAS 128"),  which requires
                              companies  to present  basic and diluted  earnings
                              per share.  Basic  earnings  per share is based on
                              the  weighted  average  number  of  common  shares
                              outstanding   during  the  fiscal  year.   Diluted
                              earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. The Company's dilutive potential common shares outstanding during fiscal 1998, 1997 and 1996 resulted entirely from dilutive stock options. The Company has restated earnings per share for fiscal 1997 and 1996 to conform to the provisions of SFAS 128.


 Revenue Recognition          The Company  recognizes  substantially  all of its
                              revenues  upon  shipment  of  the  related  goods.
                              Allowances for estimated returns are provided when sales are recorded.


Pending Accounting            In June  1997,  the  FASB  issued  SFAS  No.  130,
Pronouncements                "Reporting  Comprehensive  Income." This Statement
                              establishes standards for reporting and displaying
                              comprehensive  income  and its  components  in the
                              financial   statements.   It  does  not,  however,
                              require a specific  format for the Statement,  but
                              requires   the   Company   to  display  an  amount
                              representing  total  comprehensive  income for the
                              period in that financial statement. The Company is
                              in  the  process  of  determining   its  preferred
                              format. This Statement is effective for fiscal years beginning after December 15, 1997.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

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

                              In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in fiscal 1999 is not expected to materially impact the Company'

                              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows and any effect will generally be limited to the form and content of its disclosures.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


1.   Cash and Cash            Cash and cash equivalents at November 28, 1998 and
     Equivalents              November 29, 1997  consisted of the  following (in
                              thousands):






                                                          1998           1997
                 ------------------------------------------------------------
                 Cash                                   $1,458         $1,360
                 Tax-free short-term debt
                   instruments                           4,620          3,214
                 ------------------------------------------------------------
                                                        $6,078         $4,574
                 ============================================================



2.   Investment               Investment   securities    available-for-sale   at
     Securities               November 28, 1998 and November 29, 1997  consisted
                              of the following (in thousands):


                                                Gross         Gross
                                              unrealized    unrealized
                                     Cost      holding       holding      Fair
                                                gain          loss        value
--------------------------------------------------------------------------------
1998:
   Equities                       $  9,885    $    331     $    (55)    $ 10,161
   U.S. Treasury
      obligations                       14        --           --             14
   Tax-exempt
      obligations                   32,719         686          (13)      33,392
   Corporate bonds                   4,698         139         (171)       4,666
--------------------------------------------------------------------------------
                                  $ 47,316    $  1,156     $   (239)    $ 48,233
================================================================================
1997:
   Equities                       $  8,568    $    389     $    (44)    $  8,912
   U.S. Treasury
      obligations                       24        --           --             24
   Tax-exempt
      obligations                   51,118         526          (26)      51,618
   Corporate bonds                   5,298         216         --          5,514
--------------------------------------------------------------------------------
                                  $ 65,008    $  1,131     $    (70)    $ 66,068
================================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 28, 1998 and November 29, 1997, by contractual maturity are as shown below:


                                            November 28, 1998  November 29, 1997
                                            -----------------  -----------------
                                             Cost  Fair value   Cost  Fair value
                     -----------------------------------------------------------
                     Maturing in one
                       year or less        $ 1,927   $ 1,931   $ 8,377   $ 8,416
                     Maturing after one
                       year through
                       five years           28,126    28,745    39,704    40,269
                     Maturing after
                       five years
                       through ten years     7,378     7,396     8,359     8,471
                     -----------------------------------------------------------
                                           $37,431   $38,072   $56,440   $57,156
                     ===========================================================


                              Gross and net realized gains and losses on sales of investment securities were:

                                                    1998       1997       1996
                       ---------------------------------------------------------
                       Gross realized gains       $ 3,826    $ 2,371    $ 1,518
                       Gross realized losses       (2,680)    (1,232)      (978)
                       ---------------------------------------------------------
                       Net realized gain          $ 1,146    $ 1,139    $   540
                       =========================================================


                              Approximately $6.9 million of the Company's equity investment securities at November 28, 1998 consists of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At November 28, 1998, the notional amounts of the put and call options were $6.8 million and $6.9 million, respectively.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

3.  Inventories               Inventories  at November 28, 1998 and November 29,
                              1997 consisted of the following (in thousands, except for percentages):

                                                               1998       1997
                           ----------------------------------------------------
                           Raw materials                     $ 9,090    $ 9,132
                           Work-in-process                    14,177      9,781
                           Finished goods                      8,946      9,357
                           ----------------------------------------------------
                                                             $32,213    $28,270
                           ====================================================

                           Approximate percentage of
                             inventories valued under LIFO
                             method                              50%        65%
                           ====================================================
                           Excess of FIFO valuation over
                             LIFO valuation                  $ 4,595    $ 6,298
                           ====================================================

                              The reduction in the LIFO reserve during fiscal 1998 was primarily attributable to a decline in the average cost of yarn purchased during the year.


4.  Property, Plant and       Property, plant and equipment at November 28, 1998
    Equipment                 and November 29, 1997  consisted of the  following
                              (in thousands):

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                                                               1998        1997
                     -----------------------------------------------------------
                     Owned by the Company:
                        Land and improvements               $    698    $    698
                        Buildings and improvements            13,877      13,041
                        Machinery and equipment              109,252      94,885
                        Trucks and automobiles                 1,662       1,631
                        Office equipment                         681         681
                        Leasehold improvements                   808         808
                     -----------------------------------------------------------
                                                             126,978     111,744
                     Property under capital leases:
                        Land                                      18          18
                        Buildings and improvements             1,432       1,432
                     -----------------------------------------------------------
                                                             128,428     113,194
                     Less:  Accumulated depreciation and
                               amortization                   88,407      83,185
                     -----------------------------------------------------------
                                                            $ 40,021    $ 30,009
                     ===========================================================



5.  Obligations Under         Obligations  under capital  leases at November 28,
    Capital Leases            1998  and  November  29,  1997  consisted  of  the
                              following (in thousands):

                                                                    1998    1997
                         -------------------------------------------------------
                         Obligations under capital leases
                           through 2006 payable in monthly
                           installments of $11 including
                           interest at 10% per annum                $514    $584
                         Less:  Current maturities (included
                                   with other current
                                   liabilities)                       28      28
                         -------------------------------------------------------
                                                                    $486    $556
                         =======================================================

                              Aggregate   installments   on  obligations   under
                              capital leases maturing after one year are as follows:

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              Fiscal year ending (in thousands)
                              2000                                         $  79
                              2001                                            85
                              2002                                            91
                              2003                                            97
                              Thereafter                                     134
                              --------------------------------------------------
                                                                           $ 486
                              ==================================================


6.  Stock                     Stock Option Plan
    Compensation
    Plans                     Under the Company's 1987 stock option plan,  which
                              terminated in May 1997, the Company was able to grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

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


                 (Dollars in thousands, except per
                 share data)                          1998       1997       1996
                 ---------------------------------------------------------------
                 Pro forma net income              $ 5,794    $ 9,233    $ 8,665
                 Pro forma earnings per share -
                   diluted                         $  1.02    $  1.60    $  1.48
                 ===============================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The weighted average fair value of options granted was $7.04, $10.29, $8.30 per share in fiscal 1998,
                              1997 and 1996, respectively.

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1998, 1997 and 1996 grants:

                              --------------------------------------------------
                              Dividends                           $.70 per share
                              Volatility                                   27.5%
                              Risk-free interest                   4.37% to 6.7%
                              Expected term                        5 to 10 years
                              ==================================================


                              Data regarding the Company's stock option plan follows:

                                                                      Weighted
                                                                      average
                                                                  exercise price
                                                        Shares       per share
   -----------------------------------------------------------------------------
   Shares under option, December 2, 1995               129,200         $17.45
   Options granted                                      50,000          27.46
   Options exercised                                   (14,300)         15.96
   Options canceled                                    (10,000)         26.26
   -----------------------------------------------------------------------------
   Shares under option, November 30, 1996              154,900          20.25
   Options granted                                      64,000          29.77
   Options exercised                                    (8,800)         17.50
   Options canceled                                     (3,000)         33.88
   -----------------------------------------------------------------------------
   Shares under option, November 29, 1997              207,100          23.11
   Options granted                                      20,000          29.10
   Options exercised                                   (15,450)         22.32
   Options canceled                                    (39,000)        (30.29)
   -----------------------------------------------------------------------------
   Shares under option, November 28, 1998              172,650          22.26
   =============================================================================

   -----------------------------------------------------------------------------
   Options exercisable at:
      November 30, 1996                                113,700         $17.57
      November 29, 1997                                125,900          19.37
      November 28, 1998                                125,010          20.01
   =============================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The following summarizes information about shares under option in the respective exercise price ranges at November 28, 1998:

                                                                Weighted average                         Weighted average
 Range of exercise                         Weighted average      exercise price          Number           exercise price
  price per share    Number outstanding     remaining life         per share           exercisable          per share
---------------------------------------------------------------------------------------------------------------------------
    $15.44 - $19.00         84,050                 2.44               $16.06              84,050               $16.06
    22.06  -  31.44         88,600                 9.61                28.14              40,960                28.12
---------------------------------------------------------------------------------------------------------------------------
                           172,650                                                       125,010
===========================================================================================================================

                              The shares authorized but not granted under the Company's stock option plans were 165,000 at November 28, 1998 and 175,000 at November 29, 1997. Common stock reserved for options totaled 172,650 shares at November 28, 1998 and 207,100 shares at November 29, 1997.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                              Restricted Stock Plan

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

                              Compensation   expense   related   to  the   above
                              restricted shares for fiscal 1998, 1997 and 1996 was $26,000, $31,000 and $170,000, respectively.


7.  Stockholder               The  Company  has a  Stockholder  Rights Plan (the
    Rights Plan               "Plan")  whereby each  stockholder  has received a
                              distribution of rights for each common share held.
                              The rights will become exercisable and will detach from the common shares a specified time after any person becomes the beneficial owner of 20% or more of the Company's common shares, or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 30% or more of the Company's common shares. Once exercisable, each right will entitle the holder, other than the acquiring person, to purchase, for the rights purchase price, common shares having a market value of twice the right's purchase price.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              If, following an acquisition of 20% or more of the Company's common shares, the Company is involved in any merger or other business combination or sells or transfers more than 50% of its assets or earnings power, each right will entitle the holder to purchase, for the rights purchase price, common shares of the other party to such transaction having a market value of twice the right's purchase price.

                              The Company may redeem the rights at a price of $0.01 per right at any time prior to a specified period of time after a person has become the beneficial owner of 20% or more of the Company's common shares. The rights attach to all of the Company's common shares outstanding as of June 6, 1990, or subsequently issued, and expire on June 6, 2000.


8.  Benefit Plans             Profit Sharing Plans

                              A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 1998, 1997 and 1996 were $308,000, $429,000 and
                              $439,000, respectively.

                              The Company also has a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 1998, 1997 and 1996 were $59,000, $94,000 and $98,000, respectively. Benefits payable under this plan amounting to $2,501,000 and $2,047,000 at November 28, 1998 and November 29, 1997, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

                              Pension Plan

                              The Company's defined benefit plan covers all eligible hourly production employees. The benefits are based on years of service. Contributions are intended to provide benefits attributable to both past and future services.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The net periodic pension cost of the defined benefit plan for fiscal 1998, 1997 and 1996 is as follows (in thousands):

                                             1998           1997          1996
         -----------------------------------------------------------------------
         Service cost                      $  272        $   181       $   178
         Interest cost on projected
           benefit obligation                 264            179           161
         Actual return on plan assets         119         (1,590)       (1,267)
         Net amortization and deferral       (687)         1,117           924
         -----------------------------------------------------------------------
         Net periodic pension cost         $  (32)       $  (113)      $    (4)
         =======================================================================


                              The following table presents a reconciliation of the funded status of the plan for fiscal 1998 and 1997 (in thousands):

                                                            1998           1997
           ---------------------------------------------------------------------
           Accumulated benefit obligations
              including vested benefits of
              $(3,970) and $(3,468)                      $(4,200)       $(3,690)
           =====================================================================
           Projected benefit obligation for
              service rendered to date                   $(4,200)       $(3,690)
           Plans assets at fair value, primarily
              listed stocks                                4,987          5,593
           ---------------------------------------------------------------------
           Projected plan assets in excess of
              benefit obligation                             787          1,903
           Unrecognized net gain from past
              experience different from that
              assumed and effects of changes in
              assumptions                                 (1,573)        (2,766)
           Unrecognized prior service cost                   833            906
           Unrecognized net asset at transition
              being recognized over 11 years                   -            (28)
           ---------------------------------------------------------------------
           Prepaid pension costs included in other
              current assets                             $    47        $    15
           =====================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The average discount rate was 6-1/2% in fiscal 1998, 7% in fiscal 1997 and 7-1/2% in fiscal 1996, and the expected rate of return on assets for both fiscal 1998 and 1997 was 8%.

                              Employee Stock Ownership Plan

                              The Company has an Employee Stock Ownership Plan ("ESOP") which covers all full-time employees who have completed one year of service. In 1991, the ESOP purchased 340,000 shares of common stock from the Chairman of the Board of Directors and President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement for $11,857,000. The loan is payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

                              Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at November 28, 1998 of $6,327,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheets.

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The portion of the common stock dividends declared relating to ESOP shares totaled $218,000, $227,000 and $232,000 for fiscal 1998, 1997 and 1996, respectively. Of these amounts, $102,000, $89,000 and $75,000 for fiscal 1998, 1997 and 1996, respectively, related to allocated shares and $116,000, $138,000 and $157,000 for fiscal 1998,
                              1997 and 1996, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

                              As of November 28, 1998 and November 29, 1997, ESOP shares information was as follows:

                                                               1998         1997
                     -----------------------------------------------------------
                     Allocated                              154,829      141,041
                     Committed to be released                24,488       26,716
                     In suspense                            128,966      151,226
                     -----------------------------------------------------------
                           Total shares held by ESOP        308,283      318,983
                     ===========================================================


                              The net charges to earnings for fiscal 1998, 1997 and 1996 were as follows (in thousands):

                                                      1998       1997       1996
               -----------------------------------------------------------------
               Contribution to ESOP                 $1,176     $1,242     $1,297
               Less:  Interest income on loan
                         to ESOP                       605        691        738
               -----------------------------------------------------------------
               Net charge to earnings               $  571     $  551     $  559
               =================================================================


                              The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


9.  Income Taxes              Provisions  for  Federal,  state and local  income
                              taxes for fiscal 1998, 1997 and 1996 consisted of the following components (in thousands):

                                                1998         1997          1996
                  -------------------------------------------------------------
                  Current:
                     Federal                 $   881       $3,876        $3,415
                     State and local              77          444           324
                  -------------------------------------------------------------
                                                 958        4,320         3,739
                  Deferred:
                     Federal and state         1,042         (185)           61
                  -------------------------------------------------------------
                                              $2,000       $4,135        $3,800
                  =============================================================


                              The net deferred tax liability at November 28, 1998 and November 29, 1997 consisted of the following (in thousands):

                                                               1998        1997
         -----------------------------------------------------------------------
         Long-term portion:
            Gross  deferred  tax  liability  (asset)
              for:
                 Excess depreciation for tax purposes        $5,989      $5,648
                 Future tax deductions for employee
                    benefit plans                            (1,284)     (1,168)
         -----------------------------------------------------------------------
                       Net long-term liability                4,705       4,480
         -----------------------------------------------------------------------
         Current portion:
            Gross  deferred  tax  liability  (asset)
              for:
                 Accounts receivable - Section 475
                    adjustment                                  855           -
                 Net unrealized holding gain on
                    investment securities
                    available-for-sale, included in
                    stockholders' equity                        367         424
                 ESOP contribution accrued for tax
                    purposes                                    422         408
                 Other                                         (106)        (54)
         -----------------------------------------------------------------------
                       Net current liability                  1,538         778
         -----------------------------------------------------------------------
         Net deferred tax liability                          $6,243      $5,258
         =======================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              The differences between the Company's effective tax rate and the Federal statutory tax rate for fiscal 1998, 1997 and 1996 arose from the following:

                                            1998           1997            1996
         -----------------------------------------------------------------------
                                                    (% of pretax income)
         Federal tax expense at
           statutory rate                   34.0%          35.0%           35.0%
         State and local income taxes,
           net of Federal benefit            2.3            2.5             2.4
         Tax-free interest income and
           dividends received deduction    (11.1)          (6.5)           (6.4)
         Other                               (.3)           (.4)            (.8)
         -----------------------------------------------------------------------
         Effective tax rate                 24.9%          30.6%           30.2%
         =======================================================================


10. Commitments               Stock Repurchase

                              The Company has an agreement with the Chairman of the Board of Directors and President ("Chairman") which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2000.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              Lease

                              The Company leases its New York City offices and showrooms until 2006, at average minimum annual rentals of $503,000 until April 2001 and $660,000 thereafter until April 2006, plus escalation and other costs. The Company has the option to cancel the lease effective April 2001.

                              Rental expense for operating leases in fiscal 1998, 1997 and 1996 aggregated $986,000, $605,000 and $643,000, respectively.

                              Future minimum annual payments over the remaining noncancellable term of the Company's New York City operating lease are as follows:

                              Fiscal year ending (in thousands)
                              --------------------------------------------------
                              1999                                     $  530
                              2000                                        559
                              2001                                        235
                              --------------------------------------------------
                                                                       $1,324
                              ==================================================


11.  Statement of Cash        Cash  outlays  for  corporate   income  taxes  and
     Flows                    interest  for fiscal  1998,  1997 and 1996 were as
                              follows (in thousands):

                                                  Corporate income
                                                       taxes            Interest
                               -------------------------------------------------
                               1998                    $2,907              $  75
                               1997                     3,545                 65
                               1996                     3,840                124
                               =================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              Noncash Investing and Financing Activities

                              In fiscal 1998, 1997 and 1996, net unrealized holding gains (losses) of $(143,000), $48,000 and $639,000, respectively, less related income taxes of $(57,000), $19,000 and $256,000, on investment securities available-for-sale, were recorded as increases (decreases) in stockholders' equity.


12.  Interest and             Interest  and  dividend  income for the past three
     Dividend Income          fiscal years were as follows (in thousands):

                                      Interest income  Dividend income   Total
                              --------------------------------------------------
                              1998         $3,184             $345       $3,529
                              1997          3,654              176        3,830
                              1996          3,505              155        3,660
                              ==================================================


13.  Major Customer           During fiscal 1998, no single customer or group of
                              affiliated  customers  accounted for more than 10%
                              of the year's net sales or the  year-end  accounts
                              receivable  balance.  For  fiscal  1997 and  1996,
                              sales to a group of customers  affiliated  through
                              common control accounted for approximately 10% and
                              12% of net sales,  respectively.  The  receivables
                              from   this   group   of   customers   represented
                              approximately   12%  of  the   November  29,  1997
                              accounts receivable balance.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


14. Earnings Per              Basic  and  diluted  earnings  per  share  for the
    Share                     fiscal years ended November 28, 1998, November 29,
                              1997 and November 30, 1996 are calculated as follows:

                                                                       Weighed
                                                       Average       Per Share
                                     Net Income         Shares         Amount
  ------------------------------------------------------------------------------
  Fiscal year ended
    November 28, 1998:
     Basic earnings per share        $6,017,000       5,627,788         $1.07
                                                                    ============
     Effect of assumed
        conversion of employee
        stock options                                    37,406
  ------------------------------------------------------------------------------
     Diluted earnings per share      $6,017,000       5,665,194         $1.06
  ==============================================================================
  Fiscal year ended
    November 29, 1997:
     Basic earnings per share        $9,394,000       5,705,624         $1.65
                                                                    ============
     Effect of assumed
        conversion of employee
        stock options                                    47,271
  ------------------------------------------------------------------------------
     Diluted earnings per share      $9,394,000       5,752,895         $1.63
  ==============================================================================
  Fiscal year ended
    November 30, 1996:
      Basic earnings per share       $8,796,000       5,797,228         $1.52
                                                                    ============
     Effect of assumed
        conversion of employee
        stock options                                    43,910
  ------------------------------------------------------------------------------
     Diluted earnings per share      $8,796,000       5,841,138         $1.51
  ==============================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                              Options to purchase 46,000, 52,000 and 13,000 shares of common stock with prices ranging from $28.50 to $33.88 were outstanding during fiscal 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during such fiscal years.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


15.  Quarterly                Quarterly  earnings were as follows (in thousands,
     Financial Data           except for earnings per share):
     (unaudited)

                               First              Second               Third               Fourth
                              quarter             quarter              quarter             quarter*              Total
------------------------------------------------------------------------------------------------------------------------
Fiscal 1998:
   Net sales                 $   34,251           $  39,761           $  39,571          $   37,853            $ 151,436
   Cost of goods sold            29,918              33,403              34,430              35,396              133,147
   Net income                     1,735               2,334               1,665                 283                6,017
   Earnings per share:
      Basic                  $     0.31           $    0.41           $    0.30          $      .05            $    1.07
      Diluted                $     0.30           $    0.41           $    0.30          $      .05            $    1.06
========================================================================================================================
Fiscal 1997:
   Net sales                 $   35,475           $  42,940           $  41,775          $   40,745            $ 160,935
   Cost of goods sold            31,427              36,601              35,009              34,352              137,389
   Net income                     1,650               2,395               2,640               2,709                9,394
   Earnings per share:
      Basic                  $     0.29           $    0.42           $    0.46          $     0.48            $    1.65
      Diluted                $     0.28           $    0.42           $    0.46          $     0.47            $    1.63
========================================================================================================================

* As a result of lower than previously anticipated operating results, the fourth quarter of fiscal 1998 reflects a reduction of incentive-based compensation expenses and effective income tax rates from amounts estimated in prior quarters, the aggregate of which increased net income by approximately $1,085.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 14

             FISCAL YEARS ENDED NOVEMBER 28, 1998, NOVEMBER 29, 1997
                              AND NOVEMBER 30, 1996

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



Schedule:

  II.  Valuation and qualifying accounts                       S-3

                                                                     Schedule II
                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                               Valuation and Qualifying Accounts
                                                                  (In thousands)
================================================================================


               Col. A                      Col. B                 Col. C                  Col. D          Col. E
               ------                      ------                 ------                  ------          ------
                                                                 Additions
                                                        ----------------------------
                                                            (1)
                                         Balance at     Charged to         (2)
                                        beginning of     costs and      Charged to                      Balance at
Description                                 year         expenses     other accounts    Deductions     end of year
------------------------------------------------------------------------------------------------------------------
Fiscal year ended
   November 28, 1998:
      Allowance for doubtful accounts       $900          $400(i)         $   -         $(300)(ii)        $1,000
Fiscal year ended
   November 29, 1997:
      Allowance for doubtful accounts       $600          $400(i)         $   -         $(100)(ii)       $   900
Fiscal year ended
   November 30, 1996:
      Allowance for doubtful accounts       $500          $400(i)         $   -         $(300)(ii)       $   600
==================================================================================================================

(i)   Current year's provision.
(ii)  Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FAB INDUSTRIES, INC.
                                    (Company)


                                    By: /s/ Samson Bitensky
                                       --------------------------------------
                                    Samson Bitensky
                                    Chairman of the Board and Chief Executive
                                    Officer

                                    Date:  February 26, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Date                   Capacity in Which Signed
---------                   ----                   ------------------------
/s/ Samson Bitensky         February 26, 1999      Chairman of the Board, Chief Executive
------------------------                           Officer and Director (Principal Executive
    Samson Bitensky                                Officer)

/s/ David A. Miller         February 26, 1999      Vice President - Finance, Treasurer and
------------------------                           Chief Financial Officer
    David A. Miller                                (Principal Financial and Accounting
                                                   Officer)

/s/ Sherman S. Lawrence     February 26, 1999      Secretary and Director
------------------------
    Sherman S. Lawrence

/s/ Martin Bernstein        February 26, 1999      Director
------------------------
    Martin Bernstein

                            February 26, 1999      Director
------------------------
    Lawrence Bober

/s/ Frank Greenberg         February 26, 1999      Director
------------------------
    Frank Greenberg

/s/ Susan Lerner            February 26, 1999      Director
------------------------
    Susan Lerner

/s/ Richard Marlin          February 26, 1999      Director
------------------------
    Richard Marlin

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

3.4            -    Amendments   to  the  Amended  and  Restated   By-laws,
                    incorporated   by  reference  to  Exhibit  3.4  of  the
                    Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.

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

----------

*   Filed herewith.
**  Filed with EDGAR version only.