Form 10-Q
period 1999-02-27
FAB INDUSTRIES INC
filed 1999-04-13
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              February 27, 1999
                               ------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ---------------------


Commission file number                      1-5901
                      --------------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

                CLASS                       Shares Outstanding at April 13, 1999
---------------------------------------     ------------------------------------
     Common stock, $.20 par value                           5,414,738

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

          Table of Contents                                                   1

          Consolidated Statements of Operations
          13 Weeks ended February 27, 1999 and February 28, 1998              2

          Consolidated Balance Sheets (Asset Section)
           February 27, 1999 and November 28, 1998                            3

          Consolidated Balance Sheets (Liabilities and
          Stockholders' Equity Section)
          February 27, 1999 and November 28, 1998                             4

          Consolidated Statements of Stockholders' Equity
          13 Weeks ended February 27, 1999                                    5

          Consolidated Statements of Cash Flows
          13 Weeks ended February 27, 1999 and February 28, 1998              6

          Consolidated Statements of Comprehensive Income (Loss)
          13 Weeks ended February 27, 1999 and February 28, 1998              7

          Notes to Consolidated Financial Statements                          8

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             11


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     12

SIGNATURES                                                                    17



                                      (1)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  FOR THE 13 WKS ENDED
                                                                    -------------------------------------------
                                                                    February 27, 1999         February 28, 1998
                                                                    -------------------------------------------
                                                                       (Unaudited)                  (Unaudited)

Net sales                                                               $29,007,000                 $34,251,000
Cost of goods sold                                                       28,761,000                  29,918,000
                                                                    ---------------            ----------------
Gross profit                                                                246,000                   4,333,000

Selling, general and administrative expenses                              3,875,000                   3,309,000
                                                                   ----------------            ----------------
Operating income (loss)                                                  (3,629,000)                  1,024,000
                                                                   ----------------            ----------------
Other income (expense):
  Interest and dividend income                                              837,000                   1,124,000
  Interest expense                                                          (13,000)                    (15,000)
  Net gain on investment securities                                         319,000                     399,000
                                                                   ----------------            ----------------
Total other income                                                        1,143,000                   1,508,000
                                                                   ----------------            ----------------
Income (loss) before taxes                                               (2,486,000)                  2,532,000

Income tax expense (benefit)                                               (671,000)                    797,000
                                                                   ================            ================
Net Income (Loss)                                                     $  (1,815,000)               $  1,735,000



Earnings (Loss) per share: (Note 5)

      Basic                                                                  $(0.33)                      $0.31

      Diluted                                                                $(0.33)                      $0.30


See notes to consolidated financial statements.



                                                        (2)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                           -   -  -  -  -  -


                                                                                        AS OF
                                                                   ----------------------------------------------
                                                                   February 27, 1999            November 28, 1998
                                                                   ----------------------------------------------
                                                                      (Unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                                     $   4,514,000               $   6,078,000
 Investment securities available-for-sale (Note 3)                         47,867,000                  48,233,000
 Accounts receivable-net of allowance of
   $1,100,000 and $1,000,000 for doubtful accounts                         21,886,000                  27,979,000
 Inventories (Note 4)                                                      29,973,000                  32,213,000
 Other current assets                                                       2,472,000                   1,727,000
                                                                   ------------------            ----------------
   Total current assets                                                   106,712,000                 116,230,000
                                                                   ------------------            ----------------

Property, plant and equipment - at cost                                   129,958,000                 128,428,000
Less: Accumulated depreciation                                             90,024,000                  88,407,000
                                                                   ------------------            ----------------
                                                                           39,934,000                  40,021,000

Other assets                                                                4,072,000                   4,152,000
                                                                   ------------------            ----------------
                                                                         $150,718,000                $160,403,000
                                                                   ==================            ================



See notes to consolidated financial statements.




                                                        (3)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                           L I A B I L I T I E S  and
                           --------------------------
                      S T O C K H O L D E R S'   E Q U I T Y
                      --------------------------------------


                                                                                             AS OF
                                                                     ---------------------------------------------
                                                                     February 27, 1999           November 28, 1998
                                                                     ---------------------------------------------
                                                                       (Unaudited)

Current liabilities:

 Accounts payable                                                       $     6,866,000             $    9,110,000
 Corporate income and other taxes                                               408,000                    768,000
 Accrued payroll and related expenses                                         1,187,000                  1,980,000
 Dividends payable                                                              948,000                    977,000
 Other current liabilities                                                      300,000                    495,000
 Deferred income taxes                                                        1,357,000                  1,538,000
                                                                     ------------------           ----------------
   Total current liabilities                                                 11,066,000                 14,868,000
                                                                     ------------------           ----------------
Obligations under capital leases - net of
   current maturities                                                           467,000                    486,000

Other noncurrent liabilities                                                  2,857,000                  2,817,000

Deferred income taxes                                                         4,806,000                  4,705,000
                                                                     ------------------           ----------------
    Total liabilities                                                        19,196,000                 22,876,000
                                                                     ------------------           ----------------

Stockholders' equity                                                        131,522,000                137,527,000
                                                                     ------------------           ----------------
                                                                           $150,718,000               $160,403,000
                                                                     ==================           ================



See notes to consolidated financial statements.



                                                   (4)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED FEBRUARY 27,1999



                                           Common Stock*                                                        Accumulated
                                           ============              Additional               Loan to           Other
                                           Number of                 Paid-in     Retained     Employee Stock    Comprehensive
                                Total      Shares      Amount        Capital     Earnings     Ownership Plan    Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance at
November 28, 1998          $137,527,000    6,588,444   $1,318,000    $6,903,000   $164,714,000  ($6,327,000)      $550,000

Net loss                     (1,815,000)                                            (1,815,000)

Cash dividends                 (948,000)
                                                                                      (948,000)

Exercise of
  stock options                  54,000        3,500        1,000        53,000

Purchase of
  treasury stock             (3,196,000)


Compensation under
  restricted stock plan          12,000                                  11,000


Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes             (112,000)
                                                                                                                  (112,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
February 27, 1999          $131,522,000    6,591,944   $1,319,000    $6,967,000   $161,951,000  ($6,327,000)      $438,000
(Unaudited)
                           =========================================================================================================



                                  Unearned          Treasury Stock
                                  Restricted        ==============
                                  Stock             Number of
                                  Compensation      Shares         Cost
--------------------------------------------------------------------------------

Balance at
November 28, 1998                  ($1,000)        (1,005,081)     ($29,630,000)

Net loss

Cash dividends

Exercise of
  stock options

Purchase of
  treasury stock
                                                     (172,125)       (3,196,000)

Compensation under
  restricted stock plan
                                     1,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes
--------------------------------------------------------------------------------
Balance at
February 27, 1999                       $0         (1,177,206)     ($32,826,000)
(Unaudited)
                           =====================================================


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

                                                        (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE 13 WKS ENDED
                                                 -------------------------------------------------
                                                 February 27, 1999               February 28, 1998
                                                 -------------------------------------------------
                                                     (Unaudited)                    (Unaudited)

OPERATING ACTIVITIES:
Net Income                                              ($1,815,000)                    $1,735,000
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                          100,000                        100,000
     Depreciation and amortization                        1,617,000                      1,270,000
     Deferred income taxes                                   (6,000)                       (40,000)
     Net gain on investment securities                     (319,000)                      (399,000)
     Compensation under restricted stock plan                12,000                         10,000
     Decrease (increase) in:
     Accounts receivable                                  5,993,000                      4,345,000
      Inventories                                         2,240,000                     (4,062,000)
     Other current assets                                  (745,000)                        16,000
     Other assets                                            80,000                       (164,000)
    (Decrease) increase in:
     Accounts payable                                    (2,244,000)                     1,077,000
     Accruals and other liabilities                      (1,356,000)                    (2,661,000)
                                                 ------------------               ----------------
     Net cash provided by
     operating activities                                 3,557,000                      1,227,000
                                                 ------------------               ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment            (1,530,000)                    (2,118,000)

   Proceeds from sales of investment securities           1,208,000                      1,764,000

   Acquisition of investment securities                    (709,000)                    (1,486,000)
                                                 ------------------               ----------------
   Net cash used in
   investing activities                                  (1,031,000)                    (1,840,000)
                                                 ------------------               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                            (3,196,000)                        (1,000)
   Dividends                                               (948,000)                      (995,000)
   Exercise of stock options                                 54,000                         76,000
                                                 ------------------               ----------------
   Net cash used in financing activities                 (4,090,000)                      (920,000)
                                                 ------------------               ----------------
   Decrease in cash and cash equivalents                 (1,564,000)                    (1,533,000)

   Cash and cash equivalents, beginning of period         6,078,000                      4,574,000
                                                 ------------------               ----------------
   Cash and cash equivalents, end of period              $4,514,000                     $3,041,000
                                                 ==================               ================


   See notes to consolidated financial statements.
                                                       (6)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             FOR THE 13 WEEKS ENDED



                                                        February 27, 1999          February 28, 1998
                                                        -----------------          -----------------
                                                           (Unaudited)                 (Unaudited)


Net Income (Loss)                                             ($1,815,000)                $1,735,000

Unrealized holding loss on investment
securities, available-for-sale, arising
during the period net of taxes of
$(74,000) and $(6,000)                                           (112,000)                    (9,000)
                                                        -----------------          -----------------
Comprehensive Income (Loss)                                   ($1,927,000)                $1,726,000
                                                        =================          =================





                                                        (7)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended February 27, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 1999. The balance sheet at November 28, 1998 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998.


2. Cash and cash equivalents consist of the following (in thousands):



                                                    February 27, 1999                   November 28, 1998
                                                    -----------------                   -----------------
                                                      (Unaudited)

Cash                                                           $1,152                              $1,458

Tax-free short-term debt instruments                            3,362                               4,620
                                                    -----------------                   -----------------
                                                               $4,514                              $6,078
                                                    =================                   =================




                                                        (8)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

     At  February  27,  1999  and  November  28,  1998   investment   securities
available-for-sale consist of the following (in thousands):


                                                          Gross                Gross
                                                          Unrealized           Unrealized
                                                          Holding              Holding                   Fair
February 27, 1999 (Unaudited)              Cost           Gain                 Loss                      Value
-----------------------------           ----------        -----------          -----------            -----------

Equities                                   $ 9,031           $    137                 ($34)               $ 9,134

U.S. Treasury obligations                       12                                                             12

Corporate bonds                              4,256                106                 (178)                 4,184

Tax-exempt obligations                      33,837                716                  (16)                34,537
                                        ----------        -----------          -----------            -----------
                                          $ 47,136            $   959                ($228)               $47,867
                                        ==========        ===========          ===========            ===========



                                                          Gross                Gross
                                                          Unrealized           Unrealized
                                                          Holding              Holding                Fair
November 28, 1998                          Cost           Gain                 Loss                   Value
-----------------------------           ----------        -----------          -----------            -----------

Equities                                   $ 9,885             $  331                 ($55)               $10,161

U.S. Treasury obligations                       14                                                             14

Corporate bonds                              4,698                139                ( 171)                 4,666

Tax-exempt obligations                      32,719                686                  (13)                33,392
                                        ----------        -----------          -----------            -----------
                                          $ 47,316             $1,156                ($239)               $48,233
                                        ==========        ===========          ===========            ===========




                                                            (9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

    The Company's inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method with the remainder being determined by the first-in, first-out (FIFO) method. Because of recent changes in the global marketplace and the resultant unpredictability of future changes in yarn prices, the Company has based its LIFO reserve at February 27, 1999 on actual rather than projected FIFO costs. This resulted in a reduction in the LIFO reserve of $1,095,000 in the first quarter of fiscal 1999. This reduction relates principally to a decline in the average cost of yarn purchased during the first quarter.


                                                     February 27, 1999          November 28, 1998
                                                     -----------------          -----------------
                                                       (Unaudited)



Raw materials                                          $  8,979,000                $ 9,090,000
Work in process                                          11,957,000                 14,177,000
Finished goods                                            9,037,000                  8,946,000
                                                  -----------------          -----------------
         Total                                          $29,973,000                $32,213,000
                                                  =================          =================

Approximate percentage of
   inventories valued
   under LIFO valuation                                          47%                        50%

Excess of FIFO valuation
   over LIFO valuation                                 $  3,500,000               $  4,595,000
                                                  =================          =================


5.       Earnings Per Share:

         Basic and diluted earnings (loss) per share for the 13 weeks ended February 27, 1999 and February 28, 1998 are calculated as follows:


                                                                     Net
                                                                    Income                       Per-share
                                                                    (Loss)          Shares         Amount
                                                                 ------------      ---------      -------

     For the 13 weeks ended February 27, 1999:

     Basic and Diluted loss per share                            ($1,815,000)      5,435,028       ($0.33)
                                                                 ------------      ---------      -------

     For the 13 weeks ended February 28, 1998:

     Basic earnings per share                                     $1,735,000       5,683,723        $0.31

     Effect of assumed conversion of employee
     stock options                                                          -         52,909        $0.01
                                                                 ------------      ---------      -------
     Diluted earnings per share                                   $1,735,000       5,736,632        $0.30
                                                                 ============      =========      =======


                                                          (10)

                      PART II.  OTHER INFORMATION
                      ---------------------------


        Item 6. Exhibits and Reports on Form 8-K
        -----------------------------------------

        a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


        b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending February 27, 1999.








                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
First Quarter
Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

         Net sales for the first quarter of fiscal 1999 were $29,007,000 as compared to $34,251,000 in the similar 1998 period, a decrease of $5,244,000 or 15.3%. The Asian financial crisis has continued to take a sustained toll on the U.S. Textile Manufacturing Sector, as U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales levels. These conditions have to date continued into the second quarter.

         Gross margins as a percentage of sales declined from 2.7% to 0.8%. Lower sales volume reduced operating schedules at manufacturing plants and a less profitable mix also exerted unfavorable pressure on profit margins. The Company is still incurring start-up costs in connection with the second quarter 1998 acquisitions of Lida Stretch Fabrics and SMS Textiles, manufacturers of circular knit stretch fabrics and wide elastic fabrics, respectively. In the 1999 quarter, a reduction in LIFO inventory reserves arising principally from lower average FIFO cost levels benefited margins in the amount of $1,095,000.

         Selling, shipping and administrative expenses in the current quarter increased by $566,000 or 17.1%, and as a



                                      (12)
percentage of sales increased from 9.7% to 13.4%. An increase in selling expenses of approximately $650,000, attributable primarily to the acquisitions of LIDA Stretch Fabrics and SMS Textiles (acquired in the second quarter 1998) was offset by lower incentive-based compensation and other related expenses. The Company has instituted an expense containment program.

         Interest and dividend income decreased by $287,000 as a result of lower average available balances.

         The Company has realized a tax benefit for the current quarter of 27.0% compared to an effective income tax rate of 31.5% in the comparative 1998 period.

         As a result of these factors, the Company had a net loss of $(1,815,000)for the current quarter compared to net income of $1,735,000 in last year's first quarter.

         For the current quarter, basic and diluted losses per share were $(0.33) compared to basic and diluted earnings per share of $0.31 and $0.30 in last years' first quarter.

Liquidity and Capital Resources
-------------------------------

         Operating activities provided cash of $3,557,000 and $1,227,000, respectively, for the 13 weeks ended February 27, 1999 and February 28, 1998. Of this increase, $6,302,000 relates to comparative changes in inventories, and $1,648,000 in accounts receivable, which were offset by a $3,550,000 reduction in net income and $2,016,000 related to changes in accounts payable, accruals and other liabilities.

         Capital expenditures for the quarter were approximately $1.5 million compared to approximately $2.1 million in the 1998 period.

         During the quarter, the Company repurchased 172,125 shares of its common stock at a cost of $3,196,000 (an average price of $18.57). The Company intends to continue to purchase

                                      (13)
its shares of common stock from time-to-time as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.175 per share, payable April 23, 1999, to stockholders of record as of March 17, 1999.

         Stockholders' equity was $131,522,000 ($24.29 per share) at February 27, 1999, as compared to $137,527,000, or ($24.63 per share) at the previous fiscal year-end November 27, 1998, and $138,708,000 ($24.39 per share) at the end of the comparative 1998 first quarter.

         Management believes that the current financial position of the company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.






                                      (14)

Compliance with Year 2000
-------------------------

         The Company has devoted significant resources and has taken steps in an attempt to make the transition to the year 2000 successful and without incident. Management has initiated a Company wide program to prepare the Company's computer systems, hardware, devices and other equipment for year 2000 compliance.

         An inventory of hardware and software is being completed, including the Company's centralized information system department, distributed technologies, and process control and non-technical components such as checks and forms. A primary plan for remediation of the Company's legacy systems is in place, and system and program changes are being implemented and tested as they become ready. The Company has established a corporate task force to monitor the progress toward the resolution of identified year 2000 issues. All known computer systems corrections are expected to be completed by June 30, 1999.

         The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, including costs for outside consultants. The Company expects to resolve year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with year 2000 compliant applications. As of March 1, 1999, the Company has incurred approximately $95,000 of external costs to address the Company's year 2000 issues. The total cost of this effort is still being evaluated, but is not expected to be material to the Company's results of operations or financial condition. However, there can be no assurance that such corrections can be completed on schedule or within estimated costs or can successfully address the year 2000 compliance issues.

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



                                      (15)

FORWARD LOOKING INFORMATION
---------------------------

        Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations: economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions; and the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in order to adequately address Year 2000 issue.






                                      (16)

                                   SIGNATURES
--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: April 13, 1999                   FAB INDUSTRIES, INC.




                                         By: /s/ David A. Miller
                                             ---------------------------------
                                             David A. Miller
                                             Vice President-Finance, Treasurer
                                             and Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)




                                      (17)