Form 10-Q/A
period 1999-02-27
FAB INDUSTRIES INC
filed 1999-04-14
CIK 34136

Form 10-Q/A Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1

                                       to

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


         Gross margins as a percentage of sales declined from 12.7% to 0.8%. Lower sales volume reduced operating schedules at manufacturing plants and a less profitable mix also exerted unfavorable pressure on profit margins. The Company is still incurring start-up costs in connection with the second quarter 1998 acquisitions of Lida Stretch Fabrics and SMS Textiles, manufacturers of circular knit stretch fabrics and wide elastic fabrics, respectively. In the 1999 quarter, a reduction in LIFO inventory reserves arising principally from lower average FIFO cost levels benefited margins in the amount of $1,095,000.


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