Form 10-Q
period 1999-05-29
FAB INDUSTRIES INC
filed 1999-07-13
CIK 34136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 29, 1999
                              ---------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to  ___________

Commission file number                   1-5901
                       ------------------------------------------------

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

            CLASS                            Shares Outstanding at July 12, 1999
------------------------------------      --------------------------------------
     Common stock, $.20 par value                         5,406,452

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                           PAGE

         Table of Contents                                                1

         Consolidated Statements of Income
         13 Weeks ended May 29, 1999 and May 30, 1998                     2

         Consolidated Statements of Income
         26 Weeks ended May 29, 1999 and May 30, 1998                     3

         Consolidated Balance Sheets (Asset Section)
         May 29, 1999 and November 28, 1998                               4

         Consolidated Balance Sheets (Liabilities and
         Stockholders' Equity Section) May 29, 1999 and                   5
         November 28, 1998

         Consolidated Statements of Stockholders' Equity
         26 Weeks ended May 29, 1999                                      6

         Consolidated Statements of Cash Flows
         26 Weeks ended May 29, 1999 and May 30, 1998                     7

         Consolidated Statements of Comprehensive Income (Loss)
         13 Weeks and 26 Weeks ended May 29, 1999
         and May 30, 1998                                                 8

         Notes to Consolidated Financial Statements                       9

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders      13

         Item 6. Exhibits and Reports on Form 8-K                         14

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 15

SIGNATURES                                                                20


                                      (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         FOR THE 13 WKS ENDED
                                                   ----------------------------
                                                    May 29, 1999    May 30, 1998
                                                    (Unaudited)      (Unaudited)
                                                   ----------------------------
Net sales                                          $ 37,467,000    $ 39,761,000
Cost of goods sold                                   31,801,000      33,403,000
                                                   ------------    ------------
Gross profit                                          5,666,000       6,358,000

Selling, general and administrative expenses          4,112,000       4,091,000
                                                   ------------    ------------
Operating income                                      1,554,000       2,267,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                          686,000         890,000
  Interest expense                                      (17,000)        (30,000)
  Net gain on investment securities                     467,000         280,000
                                                   ------------    ------------
Total other income                                    1,136,000       1,140,000
                                                   ------------    ------------
Income before taxes                                   2,690,000       3,407,000

Taxes on income                                         708,000       1,073,000
                                                   ------------    ------------
Net Income                                         $  1,982,000    $  2,334,000
                                                   ============    ============

Earnings per share (Note 5):

      Basic                                               $0.37           $0.41

      Diluted                                             $0.37           $0.41

See notes to consolidated financial statements.


                                      (2)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME


                                                         FOR THE 26 WKS ENDED
                                                   ----------------------------
                                                    May 29, 1999    May 30, 1998
                                                    (Unaudited)      (Unaudited)
                                                   ----------------------------

Net sales                                          $ 66,474,000    $ 74,012,000
Cost of goods sold                                   60,562,000      63,321,000
                                                   ------------    ------------
Gross profit                                          5,912,000      10,691,000

Selling, general and administrative expenses          7,987,000       7,400,000
                                                   ------------    ------------
Operating income  (loss)                             (2,075,000)      3,291,000
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                        1,523,000       2,014,000
  Interest expense                                      (30,000)        (45,000)
  Net gain on investment securities                     786,000         679,000
                                                   ------------    ------------
Total other income                                    2,279,000       2,648,000
                                                   ------------    ------------
Income before taxes                                     204,000       5,939,000

Taxes on Income                                          37,000       1,870,000
                                                   ------------    ------------
Net Income                                         $    167,000    $  4,069,000
                                                   ============    ============

Earnings per share (Note 5):

      Basic                                               $0.03           $0.72

      Diluted                                             $0.03           $0.71

See notes to consolidated financial statements.


                                      (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                           -   -  -  -  -  -

                                                                AS OF
                                                 -------------------------------
                                                 May 29, 1999  November 28, 1998
                                                 -------------------------------
                                                 (Unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                $  2,225,000    $  6,078,000
 Investment securities available-for-sale (Note 3) 48,384,000 48,233,000 Accounts receivable-net of allowance of
   $1,400,000 and $1,000,000 for doubtful accounts   28,610,000      27,979,000
 Inventories (Note 4)                                28,802,000      32,213,000
 Other current assets                                 1,944,000       1,727,000
                                                   ------------    ------------
   Total current assets                             109,965,000     116,230,000
                                                   ------------    ------------

Property, plant and equipment - at cost             130,558,000     128,428,000
Less: Accumulated depreciation                       91,632,000      88,407,000
                                                   ------------    ------------
                                                     38,926,000      40,021,000

Other assets                                          4,181,000       4,152,000
                                                   ------------    ------------
                                                   $153,072,000    $160,403,000
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


                                      (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                                AS OF
                                                 -------------------------------
                                                 May 29, 1999  November 28, 1998
                                                 -------------------------------
                                                 (Unaudited)
Current liabilities:

 Accounts payable                                  $  7,653,000    $  9,110,000
 Corporate income and other taxes                       408,000         768,000
 Accrued payroll and related expenses                 1,867,000       1,980,000
 Dividends payable                                      946,000         977,000
 Other current liabilities                              398,000         495,000
 Deferred income taxes                                1,112,000       1,538,000
                                                   ------------    ------------
   Total current liabilities                         12,384,000      14,868,000
                                                   ------------    ------------
Obligations under capital leases - net of
   current maturities                                   447,000         486,000

Other noncurrent liabilities                          3,082,000       2,817,000

Deferred income taxes                                 4,907,000       4,705,000
                                                   ------------    ------------
    Total liabilities                                20,820,000      22,876,000
                                                   ------------    ------------

Stockholders' equity                                132,252,000     137,527,000
                                                   ------------    ------------
                                                   $153,072,000    $160,403,000
                                                   ============    ============

See notes to consolidated financial statements.


                                      (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED MAY 29, 1999


                                                  Common Stock *
                                                  ============                    Additional
                                                  Number of                       Paid-in        Retained
                                Total             Shares         Amount           Capital        Earnings
--------------------------------------------------------------------------------------------------------------------
Balance at
November 28, 1998            $ 137,527,000        6,588,444    $   1,318,000    $   6,903,000   $ 164,714,000

Net income                         167,000                                                            167,000

Cash dividends                  (1,895,000)                                                        (1,895,000)

Exercise of
  stock options                     54,000            3,500            1,000           53,000

Purchase of
treasury stock                  (3,292,000)

Compensation under
  restricted stock plan             12,000                                             11,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes                (321,000)
                             --------------------------------------------------------------------------------
Balance at
May 29, 1999                 $ 132,252,000        6,591,944    $   1,319,000    $   6,967,000   $ 162,986,000
(Unaudited)                  =============        =========    =============    =============   =============

                                                     Accumulated
                                                       Other          Unearned             Treasury Stock
                             Loan to                Comprehensive     Restricted           ==============
                             Employee Stock           Income          Stock                Number  of
                             Ownership Plan           (Loss)          Compensation         Shares            Cost
--------------------------------------------------------------------------------------------------------------
Balance at
November 28, 1998            ($  6,327,000)   $     550,000   ($      1,000)      (1,005,081)   ($ 29,630,000)

Net income

Cash dividends

Exercise of
  stock options

Purchase of
treasury stock                                                                      (178,493)      (3,292,000)

Compensation under
  restricted stock plan                                               1,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes

                                                   (321,000)
                             --------------------------------------------------------------------------------
Balance at
May 29, 1999                 ($  6,327,000)   $     229,000   $           0       (1,183,574)   ($ 32,922,000)
(Unaudited)                  =============    =============   =============       ==========    =============


* Common stock $0.20 par value - 15,000,000 shares  authorized.
  Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

                         See notes to consolidated financial statements.


                                      (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE 26 WKS ENDED
                                                   ----------------------------------
                                                     May 29, 1999        May 30, 1998
                                                   ----------------------------------
                                                     (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $    167,000        $  4,069,000
 Adjustments to reconcile net income
 to  net cash used in  operating
 activities:
   Provision for doubtful accounts                    400,000             200,000
   Depreciation and amortization                    3,225,000           2,550,000
   Deferred income taxes                              (11,000)            (81,000)
   Net gain on investment securities                 (786,000)           (679,000)
   Compensation under restricted stock plan            12,000              24,000
   Decrease (increase) in:
   Accounts receivable                             (1,031,000)         (3,350,000)
   Inventories                                      3,411,000          (7,164,000)
   Other current assets                              (217,000)            167,000
   Other assets                                       (29,000)           (372,000)
  (Decrease) increase in:
   Accounts payable                                (1,457,000)          2,554,000
   Accruals and other liabilities                    (375,000)         (2,209,000)
                                                 ------------        ------------
   Net cash (used in) provided by
   operating activities                             3,309,000          (4,291,000)
                                                 ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment        (2,130,000)        (11,997,000)

   Proceeds from sales of investment securities       1,195,000          18,892,000

   Acquisition of investment securities              (1,094,000)           (949,000)
                                                   ------------        ------------
   Net cash provided by (used in)
   investing activities                              (2,029,000)          5,946,000
                                                   ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                        (3,292,000)         (2,817,000)
   Dividends                                         (1,895,000)         (1,978,000)
   Exercise of stock options                             54,000             344,000
                                                   ------------        ------------
   Net cash used in financing activities             (5,133,000)         (4,451,000)
                                                   ------------        ------------
   Decrease in cash and cash equivalents             (3,853,000)         (2,796,000)

   Cash and cash equivalents, beginning of period     6,078,000           4,574,000
                                                   ------------        ------------
   Cash and cash equivalents, end of period        $  2,225,000        $  1,778,000
                                                   ============        ============

   See notes to consolidated financial statements.


                                      (7)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                   FOR THE 13 WEEKS ENDED


                                                   May 29, 1999     May 30, 1998
                                                   ------------     ------------
                                                     (Unaudited)     Unaudited)

Net Income                                         $  1,982,000    $  2,334,000

Unrealized  holding  loss  on  investment
securities,  available-for-sale,
arising during the period net of taxes of $(139,000)
and $(35,000)                                          (209,000)        (53,000)
                                                   ------------    ------------

Comprehensive Income                                 $1,773,000      $2,281,000
                                                     ==========      ==========

                             FOR THE 26 WEEKS ENDED

                                                   May 29, 1999     May 30, 1998
                                                   ------------     ------------
                                                     (Unaudited)     Unaudited)

Net Income                                         $    167,000    $  4,069,000

Unrealized  holding  loss  on  investment
securities,  available  - for - sale,
arising during the period net of taxes of $(214,000)
 and $(41,000)                                         (321,000)        (62,000)
                                                   ------------    ------------

Comprehensive Income (Loss)                        ($   154,000)   $  4,007,000
                                                   ============    ============


                                      (8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 29, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 1999. The balance sheet at November 28, 1998 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998.

2. Cash and cash equivalents consist of the following (in thousands):

                                             May 29, 1999     November 28, 1998
                                             ------------     -----------------
                                              (Unaudited)

Cash                                           $1,194                $1,458

Tax-free short-term debt instruments            1,031                 4,620
                                               ------                ------
                                               $2,225                $6,078
                                               ======                ======

                                      (9)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At  May  29,  1999  and   November   28,   1998,   investment   securities
available-for-sale consist of the following (in thousands):
                                              Gross        Gross
                                              Unrealized   Unrealized
                                              Holding      Holding    Fair
May 29, 1999 (Unaudited)            Cost      Gain         Loss       Value
------------------------            ----      ----         ----       -----
Equities                         $  9,458   $    152    ($    42)   $  9,568

U.S. Treasury obligations              10                                 10

Corporate bonds                     3,553         47        (152)      3,448

Tax-exempt obligations             34,982        470         (94)     35,358
                                 --------   --------    --------    --------
                                 $ 48,003   $    669    ($   288)   $ 48,384
                                 ========   ========    ========    ========




                                              Gross        Gross
                                              Unrealized   Unrealized
                                              Holding      Holding    Fair
November 28, 1998                    Cost     Gain         Loss       Value
-----------------                    ----     ----         ----       -----
Equities                         $  9,885     $  331     ($    55)   $ 10,161

U.S. Treasury obligations              14                                  14

Corporate bonds                     4,698        139         (171)      4,666

Tax-exempt obligations             32,719        686          (13)     33,392
                                 --------   --------     --------    --------
                                 $ 47,316   $  1,156     ($   239)   $ 48,233
                                 ========   ========     ========    ========

                                      (10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

      The Company's inventories are valued at the lower of cost or market. Cost for a portion of the inventories is determined by the last-in, first-out (LIFO) method, with the remainder being determined by the first-in, first-out (FIFO) method. Because of changes in the global marketplace which resulted in unpredictability of future changes in yarn prices, the Company based its LIFO reserve at February 27, 1999 on actual rather than projected FIFO costs. This resulted in a reduction in the LIFO reserve of $1,095,000 in the first quarter of fiscal 1999. This reduction related principally to a decline in the average cost of yarn purchased during the first quarter. As of May 29, 1999, management believes that yarn prices have stabilized. Accordingly, the interim LIFO calculations as of the end of the second quarter are based on management's estimates of projected year-end inventory levels and costs. Such projections indicate that no further material changes are anticipated in the Company's LIFO reserves for the remainder of the fiscal year.

                                     May 29, 1999             November 28, 1998
                                    ----------------          ----------------
                                     (Unaudited)

Raw materials                          $ 8,089,000                $ 9,090,000
Work in process                         10,085,000                 14,177,000
Finished goods                          10,628,000                  8,946,000
                                       -----------                -----------
         Total                         $28,802,000                $32,213,000
                                       ===========                ===========

Approximate percentage of
inventories valued
under LIFO valuation                      45%                         50%
                                      ============               ============
Excess of FIFO valuation
over LIFO valuation                   $  3,500,000               $  4,595,000
                                      ============               ============


                                      (11)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended May 29, 1999 and May 30, 1998 are calculated as follows:

                                                    Net                   Per-share
                                                   Income        Shares     Amount
                                                   ------        ------     ------
For the 13 weeks ended May 29, 1999
Basic earnings per share                         $1,982,000    5,413,898   $0.37
                                                                           =====

Effect of assumed conversion of employee
stock options                                          --          2,230
                                                 ----------   ----------
Diluted earnings per share                       $1,982,000    5,416,128   $0.37
                                                 ==========   ==========   =====

For the 13 weeks ended May 30, 1998
Basic earnings per share                         $2,334,000    5,655,979   $0.41
                                                                           =====

Effect of assumed conversion of employee
stock options                                          --         50,514
                                                 ----------    ---------
Diluted earnings per share                       $2,334,000    5,706,493   $0.41
                                                 ==========   ==========   =====

Basic and diluted earnings per share for the 26 weeks ended May 29, 1999 and May
30, 1998 are calculated as follows:

                                                    Net                   Per-share
                                                   Income        Shares     Amount
                                                   ------        ------     ------
For the 26 weeks ended May 29, 1999
Basic earnings per share                         $  167,000    5,424,462   $0.03
                                                                           =====

Effect of assumed conversion of employee
stock options                                          --          9,261
                                                 ----------    ---------
Diluted earnings per share                       $  167,000    5,433,723   $0.03
                                                 ==========   ==========   =====

For the 26 weeks ended May 30, 1998
Basic earnings per share                         $4,069,000    5,669,851   $0.72
                                                                           =====

Effect of assumed conversion of employee
stock options                                          --         50,254
                                                 ----------    ---------
Diluted earning per share                        $4,069,000    5,720,105   $0.71
                                                 ==========   ==========   =====


                                      (12)

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------------

        The Company held its Annual Meeting of Stockholders on May 6, 1999. The matter submitted to a vote of the Company's stockholders was the election of three directors to Class II of the Company's Board of Directors.

        The Company's stockholders elected Messrs. Lawrence H. Bober, Martin B. Bernstein and Frank S. Greenberg to Class II of the Company's Board of Directors, to hold office until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                    Lawrence H. Bober
                    -----------------

                    Voted for                          5,125,749
                    Authority withheld                    57,239
                    Abstained                                  0
                    Broker non-votes                           0

                    Martin B. Bernstein
                    -------------------

                    Voted for                          5,126,347
                    Authority withheld                    56,641
                    Abstained                                  0
                    Broker non-votes                           0

                    Frank S. Greenberg
                    ------------------

                    Voted for                          5,126,347
                    Authority withheld                    56,641
                    Abstained                                  0
                    Broker non-votes                           0


                                      (13)

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------

        a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


        b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending May 29, 1999.


                                      (14)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations
Second Quarter and Six Months
Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

      Net sales for the second quarter of fiscal 1999 were $37,467,000 as compared to $39,761,000 in the similar 1998 period, a decrease of 5.8%. For the six months ended May 29, 1999, net sales were $66,474,000, a decline of $7,538,000, or 10.2%, from 1998. Business conditions within the textile industry remained erratic, and the Company continued to experience competitive market conditions, both domestic and foreign. U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These conditions have to date continued into the third quarter.

      Gross margins for the second quarter 1999 as a percentage of sales declined from 16.0% to 15.1%. Lower sales volume reduced operating schedules at manufacturing plants. Margins were aided by improved product mix, and cost control programs. In the 1998 quarter, a reduction in LIFO reserves arising from lower average FIFO cost levels benefited margins in the amount of $600,000. In the current quarter, no adjustments to LIFO inventory reserves were required. For the six months ended May 29, 1999, gross profit margins were 8.9% compared to 14.4% in 1998. The comparative effect of changes in LIFO inventory reserves benefited margins in the amount of $495,000.


                                      (15)

      Selling, general and administrative expenses in the current quarter remained relatively constant, despite the lower sales volume. As a percentage of sales, such costs increased from 10.3% to 11.0% Because of lower sales volume. For the six months ended May 29, 1999, selling general and administrative expenses increased by $587,000, and as a percentage of sales from 10.0% From 12.0%. An increase in selling expenses is attributable primarily to the acquisitions of Lida Stretch Fabrics and SMS Textiles acquired in the latter part of second quarter 1998) and was partially offset by lower incentive-based compensation and effects of the company's expense containment program.

      Interest and dividend income for the current quarter decreased by $204,000 as a result of lower average available balances.

      The effective income tax rate for the current quarter was 26.3% as against 31.5% in the comparative 1998 period. The decline was primarily attributable to the fact that tax exempt interest represents a higher percentage of pre-tax income than in the comparative 1998 period.

      As a result of these factors, quarterly net income decreased to $1,982,000, from $2,334,000. As a percentage of sales, quarterly net income decreased to 5.3% compared to 5.9% in last year's second quarter.

      For the current quarter, basic and diluted earnings per share were $0.37 compared to $0.41 last year. For the six months, basic and diluted earnings per share were $0.03 compared to $0.72 basic and $0.71 diluted earnings per share last year.


                                      (16)

Liquidity and Capital Resources
-------------------------------

      Operating activities for the six-month period provided cash of $3,309,000,as compared to cash used of $4,291,000 in the comparable 1998 period. Of this increase, $10,575,000 relates to comparative changes in inventories and $2,319,000 in accounts receivable, which was offset by a $3,902,000 reduction in net income and $2,177,000 related to changes in accounts payable, accruals and other liabilities.

      Capital expenditures for the six months were $2,130,000 against $11,997,000 in the comparable 1998 period. In 1998 these capital expenditures included assets acquired from SMS Textiles Mills, Inc. and Lida Stretch Fabrics, Inc., manufacturers of wide elastic fabrics and circular knit stretch fabrics, respectively.

      During the first six months of fiscal 1999, the Company repurchased 178,493 shares of its common stock at a cost of $3,292,000 (an average price of $18.44). The Company intends to continue to purchase its shares of common stock from time-to-time as market conditions warrant and price criteria are met.

      The Company declared a quarterly dividend of $0.175 per share, payable July 23, 1999, to stockholders of record as of June 1, 1999.

      Stockholders' equity was $132,252,000 ($24.45 per share) at May 29, 1999, as compared to $137,527,000 ($24.63 per share) at the previous fiscal year-end November 27, 1998, and $137,472,000 ($24.49 per share) at the end of the comparative 1998 second quarter.

      Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.


                                      (17)

Compliance With Year 2000

      The Company has devoted significant resources and has taken steps in an attempt to make the transition to the year 2000 successful and without incident. Management has initiated a Company wide program to prepare the Company's computer systems, hardware, devices and other equipment for year 2000 compliance.

      An inventory of hardware and software is being completed, including the Company's centralized information system department, distributed technologies, and process control and non-technical components such as checks and forms. A primary plan for remediation of the Company's legacy systems is in place, and system and program changes are being implemented and tested as they become ready. The Company has established a corporate task force to monitor the progress toward the resolution of identified year 2000 issues. All known computer systems corrections are expected to be completed by July 30, 1999.

      The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, including costs for outside consultants. The Company expects to resolve year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with year 2000 compliant applications. As of June 1, 1999, the Company has incurred approximately $102,000 of external costs to address the Company's year 2000 issues. The total cost of this effort is still being evaluated, but is not expected to be material to the Company's results of operations or financial condition. However, there can be no assurance that such corrections can be completed on schedule or within estimated costs or can successfully address the year 2000 compliance issues.

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


                                      (18)

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


                                      (19)

                                   SIGNATURES
--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 12, 1999                  FAB INDUSTRIES, INC.


                                      By:  /s/ David A. Miller
                                           ----------------------
                                               David A. Miller
                                      Vice President-Finance, Treasurer
                                      And Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


                                      (20)