Form 10-Q
period 1999-08-28
FAB INDUSTRIES INC
filed 1999-10-12
CIK 34136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            August 28, 1999
                              --------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -----------------     --------------------------
Commission file number                   1-5901
                      ---------------------------------------------------------

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

              CLASS                       Shares Outstanding at October 11, 1999
-------------------------------           --------------------------------------
  Common stock, $.20 par value                         5,404,252

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

          Table of Contents                                                    1

         Consolidated Statements of Income
         13 Weeks ended August 28, 1999 and August 29, 1998                    2

         Consolidated Statements of Income
         39 Weeks ended August 28, 1999 and August 29, 1998                    3

         Consolidated Balance Sheets (Asset Section)
         August 28, 1999 and November 28, 1998                                 4

         Consolidated Balance Sheets (Liability and Stockholders'
         Equity Section) August 28, 1999 and November 28, 1998                 5

         Consolidated Statements of Stockholders' Equity
         39 Weeks ended August 28, 1999                                        6

         Consolidated Statements of Cash Flows
         39 Weeks ended August 28, 1999 and August 29, 1998                    7

         Consolidated Statements of Comprehensive Income (Loss)
         13 Weeks and 39 Weeks ended August 28, 1999 and August 29, 1998       8

         Notes to Consolidated Financial Statements                            9

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             13

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     14

Compliance with Year 2000                                                     16

Forward Looking Information                                                   17

SIGNATURES                                                                    18


                                      (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE 13 WKS ENDED
                                                 ------------------------------
                                                 August 28, 1999 August 29, 1998
                                                 ------------------------------
                                                    (Unaudited)     (Unaudited)

Net sales                                          $ 30,174,000    $ 39,571,000
Cost of goods sold                                   27,612,000      34,430,000
                                                   ------------    ------------
Gross profit                                          2,562,000       5,141,000

Selling, general and administrative expenses          3,758,000       4,568,000
                                                   ------------    ------------
Operating income (loss)                              (1,196,000)        573,000
                                                   ------------    ------------
 Other income (expense):
  Interest and dividend income                          711,000         793,000
  Interest expense                                      (28,000)        (15,000)
  Net gain on investment securities                     616,000         914,000
                                                   ------------    ------------
Total other income                                    1,299,000       1,692,000
                                                   ------------    ------------
Income before taxes                                     103,000       2,265,000

Income tax expense (benefit)                           (154,000)        600,000
                                                   ------------    ------------
Net Income                                         $    257,000    $  1,665,000
                                                   ============    ============


Earnings per share (Note 6):

      Basic                                               $0.05           $0.30

      Diluted                                             $0.05           $0.30

See notes to consolidated financial statements.


                                      (2)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME


                                                        FOR THE 13 WKS ENDED
                                                 ------------------------------
                                                 August 28, 1999 August 29, 1998
                                                 ------------------------------
                                                    (Unaudited)     (Unaudited)

Net sales                                        $  96,648,000    $ 113,583,000
Cost of goods sold                                  88,174,000       97,751,000
                                                 -------------    -------------
Gross profit                                         8,474,000       15,832,000

Selling, general and administrative expenses        11,745,000       11,968,000
                                                 -------------    -------------
Operating income (loss)                             (3,271,000)       3,864,000
                                                 -------------    -------------
Other income (expense):
  Interest and dividend income                       2,234,000        2,807,000
  Interest expense                                     (58,000)         (60,000)
  Net gain on investment securities                  1,402,000        1,593,000
                                                 -------------    -------------
Total other income                                   3,578,000        4,340,000
                                                 -------------    -------------
Income before taxes                                    307,000        8,204,000

Income tax expense (benefit)                          (117,000)       2,470,000
                                                 -------------    -------------
Net Income                                       $     424,000    $   5,734,000
                                                 =============    =============


Earnings per share (Note 6):

      Basic                                              $0.08            $1.02

      Diluted                                            $0.08            $1.01


See notes to consolidated financial statements.


                                      (3)

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                                 AS OF
                                                    -----------------------------------
                                                    August 28, 1999   November 28, 1998
                                                    -----------------------------------
                                                      (Unaudited)
Current assets:

 Cash and cash equivalents (Note 2)                  $  9,467,000       $  6,078,000
 Investment securities available-for-sale (Note 3)     50,251,000         48,233,000
 Accounts receivable-net of allowance of
   $1,500,000 and $1,000,000 for doubtful accounts     22,231,000         27,979,000
 Inventories (Note 4)                                  27,153,000         32,213,000
 Other current assets                                   1,724,000          1,727,000
                                                     ------------       ------------
   Total current assets                               110,826,000        116,230,000
                                                     ------------       ------------

Property, plant and equipment - at cost               131,039,000        128,428,000
Less: Accumulated depreciation                         93,089,000         88,407,000
                                                     ------------       ------------
                                                       37,950,000         40,021,000

Other assets                                            4,183,000          4,152,000
                                                     ------------       ------------
                                                     $152,959,000       $160,403,000
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


                                      (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------

                                                                    AS OF
                                                   ---------------------------------------
                                                    August 28, 1999      November 28, 1998
                                                   ---------------------------------------
                                                    (Unaudited)
Current liabilities:

 Accounts payable                                  $  8,085,000              $  9,110,000
 Corporate income and other taxes                       335,000                   768,000
 Accrued payroll and related expenses                 1,595,000                 1,980,000
 Dividends payable                                      946,000                   977,000
 Other current liabilities                              661,000                   495,000
 Deferred income taxes                                  782,000                 1,538,000
                                                   ------------              ------------
   Total current liabilities                         12,404,000                14,868,000
                                                   ------------              ------------
Obligations under capital leases - net of
   current maturities                                   428,000                   486,000

Other noncurrent liabilities                          3,163,000                 2,817,000

Deferred income taxes                                 5,008,000                 4,705,000
                                                   ------------              ------------
    Total liabilities                                21,003,000                22,876,000
                                                   ------------              ------------

Stockholders' equity                                131,956,000               137,527,000
                                                   ------------              ------------
                                                   $152,959,000              $160,403,000
                                                   ============              ============

See notes to consolidated financial statements.


                                      (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED AUGUST 28, 1999

                                                                                                           Accumulated
                                       Common Stock *                                                         Other     Unearned
                                       ============              Additional                 Loan to       Comprehensive Restricted
                                       Number of                 Paid-in        Retained    Employee Stock  Income      Stock
                           Total       Shares       Amount       Capital        Earnings    Ownership Plan  (Loss)      Compensation
------------------------------------------------------------------------------------------------------------------------------------
Balance at
November 28, 1998      $ 137,527,000   6,588,444   $1,318,000    $6,903,000   $164,714,000  ($6,327,000)   $550,000     ($1,000)

Net income                   424,000                                               424,000

Cash dividends            (2,840,000)                                           (2,840,000)

Exercise of
  stock options               54,000       3,500        1,000        53,000

Purchase of
treasury stock            (3,355,000)

Compensation under
  restricted stock plan       12,000                                 11,000                                               1,000

Payment of loan from ESOP    790,000                                                            790,000

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes          (656,000)                                                                      (656,000)
                        ------------------------------------------------------------------------------------------------------------
Balance at
August 28, 1999         $131,956,000   6,591,944   $1,319,000    $6,967,000   $162,298,000  ($5,537,000)  ($106,000)     $    0
(Unaudited)             ===========================================================================================================

                            Treasury Stock
                            ===========
                            Number  of
                            Shares                Cost
                           ----------------------------------
Balance at
November 28, 1998           (1,005,081)      ($29,630,000)

Net income

Cash dividends

Exercise of
  stock options

Purchase of
treasury stock                (182,611)        (3,355,000)

Compensation under
  restricted stock plan

Payment of loan from ESOP

Change in net
unrealized holding
gain (loss) on  investment
securities available-for-
sale, net of taxes
                            ------------------------------
Balance at
August 28, 1999             (1,187,692)      ($32,985,000)
(Unaudited)                 =============================


* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

   See notes to consolidated financial statements.


                                      (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE 39 WKS ENDED
                                                    --------------------------------------
                                                     August 28, 1999     August 29, 1998
                                                    --------------------------------------
                                                        (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $    424,000        $  5,734,000
 Adjustments to reconcile net income
 to  net cash used in  operating
 activities:
   Provision for doubtful accounts                       575,000             300,000
     Depreciation and amortization                     4,682,000           4,114,000
     Deferred income taxes                               (16,000)          1,084,000
     Net gain on investment securities                (1,402,000)         (1,593,000)
     Compensation under restricted stock plan             12,000              21,000
     Decrease (increase) in:
       Accounts receivable                             5,173,000           1,253,000
       Inventories                                     5,060,000          (6,274,000)
       Other current assets                                3,000             351,000
       Other assets                                      (31,000)            (56,000)
    (Decrease) increase in:
       Accounts payable                               (1,025,000)          2,089,000
       Accruals and other liabilities                   (395,000)         (2,655,000)
                                                    ------------        ------------
     Net cash provided by
     operating activities                             13,060,000           4,368,000
                                                    ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (2,611,000)        (15,073,000)

   Proceeds from sales of investment securities        1,947,000          19,237,000

   Acquisition of investment securities               (3,656,000)               --
                                                    ------------        ------------
   Net cash provided by (used in)
   investing activities                               (4,320,000)          4,164,000
                                                    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                         (3,355,000)         (3,524,000)
   Payment of loan from ESOP                             790,000             790,000
   Dividends                                          (2,840,000)         (2,955,000)
   Exercise of stock options                              54,000             344,000
                                                    ------------        ------------
   Net cash used in financing activities              (5,351,000)         (5,345,000)
                                                    ------------        ------------
   Decrease in cash and cash equivalents               3,389,000           3,187,000

   Cash and cash equivalents, beginning of period      6,078,000           4,574,000
                                                    ------------        ------------
   Cash and cash equivalents, end of period         $  9,467,000        $  7,761,000
                                                    ============        ============

   See notes to consolidated financial statements.


                                      (7)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             FOR THE 13 WEEKS ENDED


                                                    August 28, 1999         August 29, 1998
                                                    ---------------         ---------------
                                                     (Unaudited)            (Unaudited)

Net Income                                             $  257,000            $1,665,000

Unrealized  holding  loss  on  investment
securities,  available - for - sale, arising
during the period net of taxes of $(223,000)
and $(427,000)                                         (  335,000)           (  641,000)
                                                        ----------           ----------

Comprehensive Income (Loss)                            ($  78,000)           $1,024,000
                                                        ==========           ==========



                           FOR THE 39 WEEKS ENDED


                                                    August 28, 1999        August 29, 1998
                                                    ---------------        ---------------
                                                     (Unaudited)            (Unaudited)

Net Income                                            $   424,000            $5,734,000

Unrealized  holding  loss  on  investment
securities,  available - for - sale, arising
during the period net of taxes of $(437,000)
and $(469,000)                                           (656,000)             (703,000)
                                                         ---------             --------

Comprehensive Income (Loss)                           ($  232,000)           $5,031,000
                                                       ===========           ==========


                                      (8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 28, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 1999. The balance sheet at November 28, 1998 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998.


2. Cash and cash equivalents consist of the following (in thousands):

                                          August 28, 1999      November 28, 1998
                                          ---------------      -----------------
                                           (Unaudited)

Cash                                           $1,162               $1,458

Tax-free short-term debt instruments            8,305                4,620
                                          ---------------      -----------------
                                               $9,467               $6,078
                                          ===============      =================


                                      (9)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At  August  28,  1999  and  November  28,  1998,   investment   securities
      available-for-sale consist of the following (in thousands):

                                                         Gross                  Gross
                                                         Unrealized             Unrealized
                                                         Holding                Holding             Fair
August 28, 1999 (Unaudited)             Cost             Gain                   Loss                Value
-----------------------------------    ------------      ------------          ------------       ------------
Equities                               $11,279             $ 94                  ($  18)           $11,355

U.S. Treasury obligations                    8                                                           8

Corporate bonds                          3,353               39                    (216)             3,176

Tax-exempt obligations                  35,787              215                    (290)            35,712

                                       -------             ----                  ------            -------
                                       $50,427             $348                  ($ 524)           $50,251
                                       =======             ====                  ======            =======

                                                         Gross                  Gross
                                                         Unrealized             Unrealized
                                                         Holding                Holding             Fair
November 28, 1998                        Cost            Gain                   Loss                Value
-----------------------------------    ------------      ------------          ------------       ------------

Equities                                 $9,885            $331                  ($ 55)            $10,161

U.S. Treasury obligations                    14                                                         14

Corporate bonds                           4,698             139                   (171)              4,666

Tax-exempt obligations                   32,719             686                    (13)             33,392
                                        ----------      ----------           ----------           ----------
                                     $   47,316         $ 1,156                 ($ 239)           $ 48,233
                                     ==========         =======                 ======            ========


                                      (10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

         The Company's inventories are valued at the lower of cost or market. Cost for a portion of the inventories is determined by the last-in, first-out
(LIFO) method,  with the remainder being  determined by the first-in,  first-out
(FIFO) method. Because of changes in the global marketplace which resulted in unpredictability of future changes in yarn prices, the Company based its LIFO reserve at February 27, 1999 on actual rather than projected FIFO costs. This resulted in a reduction in the LIFO reserve of $1,095,000 in the first quarter of fiscal 1999. This reduction related principally to a decline in the average cost of yarn purchased during the first quarter. As of May 29, 1999 and August 28, 1999, management believes that yarn prices have stabilized. Accordingly, the interim LIFO calculations as of the end of the second and third quarters are based on management's estimates of projected year-end inventory levels and costs. Such projections indicate that no further material changes are anticipated in the Company's LIFO reserves for the remainder of the fiscal year.


                                     August 28, 1999          November 28, 1998
                                     ---------------          -----------------
                                    (Unaudited)

Raw materials                         $ 8,287,000                  $ 9,090,000
Work in process                         9,011,000                   14,177,000
Finished goods                          9,855,000                    8,946,000
                                     ------------                  -----------
         Total                        $27,153,000                  $32,213,000
                                      ===========                  ===========

Approximate percentage of
inventories valued
under LIFO valuation                      47%                           50%
                                     ============                 ============
Excess of FIFO valuation
over LIFO valuation                  $  3,500,000                 $  4,595,000
                                     ============                 ============

5. Stockholders' Equity:

     Employee Stock Ownership Plan:

     The eighth of 15 equal annual installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 2, 1999. The balance on the ESOP indebtedness of $5,537,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.


                                      (11)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended August 28, 1999 and August 29, 1998 are calculated as follows:

                                                    Net                Per-share
                                                  Income      Shares     Amount
                                                  ------      ------     ------
     For the 13 weeks ended August 28, 1999
     Basic earnings per share                   $  257,000    5,405,870   $0.05
                                                                          =====

     Effect of assumed conversion of employee
     stock options                                      --           --
                                                ----------   ----------
     Diluted earnings per share                 $  257,000    5,405,870   $0.05
                                                ==========   ==========   =====

     For the 13 weeks ended August 29, 1998:
     Basic earnings per share                   $1,665,000    5,588,089   $0.30
                                                                          =====

     Effect of assumed conversion of employee
     stock options                                      --       32,620
                                                ----------    ---------
     Diluted earnings per share                 $1,665,000    5,620,709   $0.30
                                                ==========   ==========   =====


     Basic and diluted earnings per share for the 39 weeks ended August 28, 1999 and August 29, 1998 are calculated as follows:

                                                    Net                Per-share
                                                  Income      Shares     Amount
                                                  ------      ------     ------
     For the 39 weeks ended August 28, 1999
     Basic earnings per share                   $  424,000    5,418,265   $0.08
                                                                          =====

     Effect of assumed conversion of employee
     stock options                                    --          5,986
                                                ----------   ----------
     Diluted earnings per share                 $  424,000    5,424,251   $0.08
                                                ==========   ==========   =====

     For the 39 weeks ended August 29, 1998
     Basic earnings per share                   $5,734,000    5,642,597   $1.02
                                                                          =====

     Effect of assumed conversion of employee
     stock options                                    --         43,007
                                                ----------   ----------
     Diluted earning per share                  $5,734,000    5,685,604   $1.01
                                                ==========   ==========   =====


                                      (12)

        PART II.  OTHER INFORMATION
        ---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


     b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending August 28, 1999.


                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Third Quarter and Nine Months
Fiscal 1999 Compared to Fiscal 1998


     Net sales for the third quarter of fiscal 1999 were $30,174,000 as compared to $39,571,000 in the similar 1998 period, a decrease of 23.7%. For the nine months ended August 28, 1999, net sales were $96,648,000, a decline of $16,935,000, or 14.9%, from 1998. Due to low volume in the textile industry, the Company has continued to experience stiff foreign competition. These conditions have to date continued into the fourth quarter.

         Gross margins for the third quarter 1999 as a percentage of sales declined from 13.0% to 8.5%. Lower sales volume adversely affected operating rates at production facilities. The Company has intensified its cost control programs. In the 1998 quarter, a reduction in LIFO reserves arising from lower average FIFO cost levels benefited margins in the amount of $900,000. In the current quarter, no adjustments to LIFO inventory reserves were required. For the nine months ended August 28, 1999, gross margins were 8.8% compared to 13.9% in 1998. A reduction in LIFO inventory reserves arising principally from lower average FIFO costs levels benefited margins in the amount of $1,095,000 in 1999 compared to a benefit in margins of $1,500,000 in 1998.

     Selling, general and administrative expenses in the current quarter decreased by $810,000, or 17.7%. Reduced expenses related primarily to incentive-based compensation, lower related salaries and salesmen commissions. As a percentage of sales, such costs increased from 11.5% to 12.5% because of lower sales volume. For the nine months ended August 28, 1999, selling, general and administrative expenses decreased by $223,000, or 1.9%. This decrease is attributable primarily to the acquisitions of Lida Stretch Fabrics and SMS Textiles (acquired in the latter part of second quarter 1998)and was partially offset by lower incentive-based compensation and effects of the Company's expense containment program. As a percentage of sales, such costs increased from 10.5% to 12.2% because of lower sales volume.


                                      (14)

     The Company has realized a tax benefit for the current quarter primarily attributable to the fact that tax exempt interest is expected to exceed pre-tax income. For the 13 weeks ended August 29, 1998, the Company had an effective income tax rate of 26.5%.

     As a result of these factors, quarterly net income was $257,000, compared to net income of $1,665,000 in last year's third quarter.

     For the current quarter, basic and diluted earnings per share were $0.05 compared to $0.30 last year. For the nine months, basic and diluted earnings per share were $0.08 compared to $1.02 basic and $1.01 diluted earnings per share last year.

Liquidity and Capital Resources
-------------------------------

     Operating activities provided cash of $13,060,000 and $4,368,000, respectively, for the 39 weeks ended August 28,1999 and August 29, 1998. Of this increase, $11,334,000 relates to comparative changes in inventories and $3,920,000 in accounts receivable, which was offset by a $5,310,000 reduction in net income and $854,000 related to changes in accounts payable, accruals and other liabilities.

     Capital expenditures for the nine months were $2,611,000 against $15,073,000 in the comparable 1998 period. In 1998 these capital expenditures included assets acquired from SMS Textiles Mills, Inc. and Lida Stretch Fabrics, Inc., manufacturers of wide elastic fabrics and circular knit stretch fabrics, respectively.

     During the first nine months of fiscal 1999, the Company repurchased 182,611 shares of its common stock at a cost of $3,355,000 (an average price of $18.37).

     The Company declared a quarterly dividend of $0.175 per share, payable October 22, 1999, to stockholders of record as of August 27, 1999.

     Stockholders' equity was $131,956,000 ($24.42 per share) at August 28, 1999, as compared to $137,527,000 ($24.63 per share) at the previous fiscal year-end November 27, 1998, and $137,599,000 ($24.65 per share) at the end of the comparative 1998 third quarter.

     Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.


                                      (15)

Compliance with Year 2000
-------------------------

         The Company has devoted significant resources and has taken steps in an attempt to make the transition to the year 2000 successful and without incident. Management has initiated a Company wide program to prepare the Company's computer systems, hardware, devices and other equipment for year 2000 compliance.

         An inventory of hardware and software is being completed, including the Company's centralized information system department, distributed technologies, and process control and non-technical components such as checks and forms. A primary plan for remediation of the Company's legacy systems is in place, and system and program changes are being implemented and tested as they become ready. The Company has established a corporate task force to monitor the progress toward the resolution of identified year 2000 issues. All known computer systems corrections have been completed; however, we cannot certify that our testing has revealed every Y2K problem that may occur.

         The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, including costs for outside consultants. The Company expects to resolve year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with year 2000 compliant applications. As of September 1, 1999, the Company has incurred approximately $102,000 of external costs to address the Company's year 2000 issues. The total cost of this effort is still being evaluated, but is not expected to be material to the Company's results of operations or financial condition. However, there can be no assurance that such corrections can be completed on schedule or within estimated costs or can successfully address the year 2000 compliance issues.

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


                                      (16)

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


                                      (17)

                                   SIGNATURES
--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 11, 1999                    FAB INDUSTRIES, INC.

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