Form 10-K
period 1999-11-27
FAB INDUSTRIES INC
filed 2000-02-25
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 1999        Commission file number 1-5901
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

                                 Yes |X|  No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value at February 16, 2000 of shares of the Registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $43,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At February 16, 2000, there were outstanding 5,353,516 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than March 27, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K

Item Number                                                                 Page
-----------                                                                 ----


PART I.........................................................................1
         Item 1. Business......................................................1
         Item 2. Properties....................................................3
         Item 3. Legal Proceedings.............................................4
         Item 4. Submission of Matters to a Vote of Security-Holders...........5

PART II........................................................................6
         Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters...................................................6
         Item 6. Selected Consolidated Financial Data..........................7
         Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8
         Item 7A.Quantitative and Qualitative Disclosures About Market Risk...11
         Item 8. Financial Statements and Supplementary Data..................11
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................11

PART III......................................................................12
         Item 10. Directors and Executive Officers of the Registrant..........12
         Item 11. Executive Compensation......................................12
         Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................................12
         Item 13. Certain Relationships and Related Transactions..............12

PART IV.......................................................................13
         Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K..........................................................13

SIGNATURES

                                            PART I

Item 1.  Business

         Fab Industries, Inc. (together with its subsidiaries, the "Company") was incorporated on April 21, 1966, under the laws of the State of Delaware and is a successor by merger to previously existing businesses.

         The Company is a major manufacturer of warp and circular knit fabrics, raschel laces, and laminated fabrics. The Company has identified three segments in which it operates: Apparel Fabrics, Home Fashions and Accessories, and Others.

Apparel Fabrics

         The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women and children, including dresses and sportswear, children's sleepwear, activewear and swimwear, and recreational apparel. Fabrics are sold primarily in piece dyed form, as well as "PFP" (Prepared For Printing), and heat transfer printed configurations.

         The Company's raschel lace products are sold to manufacturers of intimate apparel through its Raval Designer and Wiener Lace divisions. The Raval Lace division also produces raschel laces for sale to manufacturers and jobbers of sportswear, dress, blouse and other related outerwear industries.

         The Company's subsidiary, SMS Textiles, Inc., manufactures wide elastic fabrics for sale to manufacturers of intimate apparel, swimwear, athleticwear and sportswear.

         The Company's Lida Stretch Fabrics Division specializes in circular knit products utilizing spandex to create stretch fabrics. A wide variety of constructions and fibers are combined with spandex fiber to create a diversified product line. These fabrics are sold as piece dyes, yarn dyes, and prints to the ready-to-wear, aerobic wear, swimwear and intimate apparel markets.

         The Company also offers a comprehensive line of heat transfer prints for sleepwear, robewear, outerwear, and activewear applications in both traditional and contemporary patterns.

Home Fashions and Accessories

         While sales are primarily to manufacturers of finished goods, the Company also uses its own textile fabrics internally to produce 100% cotton jersey sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to department and specialty stores, catalogue and mail order companies, as well as airlines and health care institutions. The Company's textile fabrics are also sold to manufacturers of home furnishings.

Other

         The Company's subsidiary, Gem Urethane Corporation, produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial, and consumer markets. In addition Gem Urethane does toll laminating and converting for these same markets. Gem Urethane also markets a fire resistant fabric, Sandel (R), through its subsidiary Sandel International, to the seating, transportation and military markets. The Company's textiles are sold to manufacturers of industrial fabrics for residential and contact markets. The Company also sells over the counter fabrics to vendors in the retail market.

General

         The Company engages in research and product development activities to create new fabrics and styles to meet the continually changing demands of its customers. Direct expenditures in this area aggregated $3,869,000 in fiscal 1997, $3,625,000 in fiscal 1998, and $3,478,000 in fiscal 1999. Through these efforts, the Company has developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's and children's apparel in both domestic and foreign markets. Similarly, the Company has also developed a full line of proprietary sheets and blankets, including specialty blankets for the airline industry.

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

         During fiscal 1999, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales or the year-end accounts receivable balance. The Company's export sales are not material.

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

Competition

         The Company is engaged in a highly competitive global business which is based largely upon product quality, service and price and general consumer demand for the finished goods utilizing the Company's products. The Company believes that it is one of the major manufacturers of warp and circular knit, raschel lace, and ultrasonic and hot melt laminated products in the United States. However, there are a great number of other domestic manufacturers producing products that compete with the Company's products. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. The Company has made significant expenditures on production equipment over the past several years, and the Company continues to maintain a strong financial position. However, the Company's sales have declined from approximately $182,000,000 in 1995 to approximately $128,000,000 in 1999 largely as a result of increased foreign competition.

Employees

         The Company employs approximately 1,300 people, of whom approximately 1,200 are employed by the Company's subsidiaries. The employees are not represented by unions. During the past year the Company reduced its work force by several hundred employees, in recognition of changed business conditions. The Company considers relations with its employees to be satisfactory.

Acquisitions

         There have been no acquisitions by the Company during fiscal 1999.

Item 2.  Properties.

         The Company conducts its manufacturing operations in owned facilities located in Lincolnton, Maiden, Cherryville and Salisbury in North Carolina, and in leased facilities located in Amsterdam, New York. The Company's facilities are operated in general on a five day-a-week basis.

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

         At the Maiden plant facility, the Company conducts a variety of manufacturing operations, including warping for the tricot and lace machines and single and double knitting of fabrics. The Salisbury facility is the site of the Company's consumer and institutional products manufacturing, retail and over-the-counter operations. The Company's Amsterdam facilities are devoted to tricot warping and knitting and warehousing. Approximately 106,000 square feet in one of the Company's Amsterdam plants is used for the production of a line of a variety of flame, adhesive and ultrasonically bonded items.

         During fiscal 1999, the Company closed its Allentown, Pennsylvania facility, and transferred the equipment from that plant to its Lincolnton, North Carolina plant.

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

                                                                  Approximate                     Lease
Location                Principal Use                             Floor Space                Expiration Date
--------                -------------                             -----------                ---------------
Lincolnton,             Dyeing and finishing,                    630,550 sq.ft.                    (1)
North Carolina          raschel and tricot
                        warp knitting, printing and
                        warehouse

Lincolnton,             Warehouse                                55,000 sq. ft.                    (1)
North Carolina

Maiden,                 Warping, circular single and             224,013 sq.ft.                    (1)
North Carolina          double knitting and warehouse

Salisbury,              Manufacturing finished consumer          125,000 sq.ft.                    (1)
North Carolina          and institutional products and
                        retail and over-the- counter
                        fabrics

Amsterdam,              Laminated fabrics, fire fighting         106,000 sq.ft.                12/31/99 (2)
New York                material manufacturing
                        operations and bonding and
                        laminating

Amsterdam,              Warping, tricot knitting and             367,000 sq.ft.                12/31/06 (2)
New York                warehouse

Cherryville,            Dyeing and finishing, and               197,000 sq. ft.                    (1)
North Carolina          warehouse

New York,               Executive offices and showroom           33,000 sq. ft                   4/30/06
New York                facilities

------------------------
(1)      Owned by the Company.
(2) Capitalized building lease - See note 5 of Notes to Consolidated Financial Statements.

         All of the Company's facilities are constructed of brick, steel or concrete, and the Company considers all facilities to be adequate and in good operating condition and repair.

Item 3.  Legal Proceedings.

         During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and its Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action relates to an agreement between SFN and Salisbury (whose performance was guaranteed by the Company), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The complaint alleges that Salisbury failed to perform its obligations under the agreement, and asserts claims for an unspecified amount of damages for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation, as well as a claim against the Company on the guarantee. The Company and Salisbury have removed this action to the United States District Court for the Northern District of

California and have obtained an extension until March 16, 2000 to respond to the complaint. The Company intends to vigorously defend this action.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable

Executive Officers of the Company

         The following table sets forth certain information concerning the executive officers of the Company as of February 18, 2000.


Name                                     Age       Positions and Offices
----                                     ---       ---------------------
Samson Bitensky.....................     80        Chairman of the Board of Directors and Chief Executive Officer
Stanley August......................     68        Co-President, Chief Operating Officer
Steven Myers........................     51        Co-President, Chief Operating Officer
David A. Miller.....................     62        Vice President-Finance, Treasurer and Chief Financial Officer
Jerry Deese.........................     48        Vice President-Controller of Plant Operations
Sam Hiatt...........................     52        Vice President-Sales
Sherman S. Lawrence.................     81        Secretary

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

         Stanley August has been employed by the Company since 1980 and previously served as General Sales Manager of its Circular Knit Division and as Vice President - Sales. Mr. August served as Vice President - Fabric Operations from 1987 until 1992 and as Vice President from March 1992 to May 1997, and as Vice Chairman since May 1, 1997 and has served as Co-President, Chief Operating Officer since May 6, 1999.

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

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

         Fiscal 1999                                 High             Low

First Quarter...................................     $21 1/2          $18 1/4

Second Quarter..................................     $18 15/16        $13 7/8

Third Quarter...................................     $16 1/8          $14 3/8

Fourth Quarter..................................     $15              $11 3/4

         Fiscal 1998.......

First Quarter...................................     $33 1/2          $30

Second Quarter..................................     $33 3/8          $26 15/16

Third Quarter...................................     $29 1/2          $23 1/2

Fourth Quarter..................................     $23 3/4          $19 3/8

           At February 17, 2000, there were approximately 511 holders of record of Common Stock. For fiscal 1998, quarterly dividends of $.175 per share were declared on February 19, 1998, May 12, 1998, August 12, 1998 and November 24, 1998. For fiscal 1999, quarterly dividends of $.175 per share were declared on February 25, 1999, May 6, 1999, August 16, 1999 and November 22, 1999. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, capital requirements and the financial condition of the Company.

Item 6.  Selected Consolidated Financial Data.

                                                                 As at or for the fiscal year ended
                             -------------------------------------------------------------------------------------------
                                November        November 28,     November 29, 1997    November 30,      December 2,
                                27, 1999            1998                                  1996              1995
                                                         (In thousands, except share data)
Net Sales                           $128,889          $151,436             $160,935        $156,136            $182,000
Income before taxes                    (338)             8,017               13,529          12,596              13,760
  on income
Net income                               517             6,017                9,394           8,796               9,410
Earnings per share:
     Basic                               .10              1.07                 1.65            1.52                1.57
     Diluted                             .10              1.06                 1.63            1.51                1.56
Total assets                         152,178           160,403              163,524         160,980             161,027
Long-term debt                           409               486                  556             620                 678
Stockholders' equity                 130,788           137,527              137,892         133,888             132,932
Book value per                         24.20             24.63                24.26           23.25               22.42
  share (1)
Cash dividends                           .70               .70                  .70             .70                .685
  per share
Weighted average
  number of shares
  outstanding:
     Basic                         5,414,687         5,627,788            5,705,624       5,797,228           5,981,690
     Diluted                       5,419,130         5,665,194            5,752,895       5,841,138           6,037,374

---------------------
(1) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.

Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

Results of Operations

         Fiscal 1999 Compared to Fiscal 1998

         Net sales for the 1999 fiscal year were $128,889,999 as compared to $151,436,000 in fiscal 1998, a decrease of 14.9%. Business conditions within the domestic textile industry remained depressed and the Company continued to experience competitive market conditions, both domestic and foreign. Increasing amounts of garments manufactured in Asia and imported to the United States have adversely impacted the demand for fabrics manufactured domestically. These factors have continued to exert downward pressure on the Company's sales levels. The Company is currently considering steps to modify its operations to meet these adverse domestic and international market conditions.

         Gross margins as a percentage of sales declined from 12.1% to 7.8%. Lower sales volume adversely affected operating rates at production facilities and a less profitable mix also exerted unfavorable pressure on profit margins. The Company has intensified its cost control programs.

         Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $1,595,000 in fiscal 1999 and $1,703,000 in fiscal 1998.

         Selling, shipping and administrative expenses increased by $519,000, or 3.5%. In the fourth quarter of fiscal 1998 and a result of lower than previously anticipated operating results, a reduction of incentive-based compensation expenses of approximately $1.1 million was recorded. As percentage of sales, such costs increased from 9.8% to 11.9% because of lower sales volume.

         Interest and dividend income decreased by $578,000 as a result of lower average balances. The Company realized gains from the sales of investment securities of $2,087,000 compared to $1,146,000 in fiscal 1998.

         The Company has realized a tax benefit for fiscal 1999 compared to an effective income tax rate of 24.9% in fiscal 1998.

         As a result of these factors, net income declined to $517,000 from $6,017,000, and there was a loss from operations in fiscal 1999.

         For fiscal 1999, basic and diluted earnings per share were $0.10 compared to basic earnings per share of $1.07 and diluted earnings of $1.06 last year.

         Fiscal 1998 Compared to Fiscal 1997

         Net sales for fiscal 1998 were $151,436,000 as compared to $160,935,000 in fiscal 1997, a decrease of 5.9%. The Asian financial crisis, which began in 1997, is taking a sustained toll on the U.S. manufacturing sector and, because of steep currency devaluations, U.S. firms are forced to compete against flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales level.

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

         The effective income tax rate for fiscal 1998 was 24.9% as compared to 30.6% in fiscal 1997. The decline was primarily attributable to a proportionately higher percentage of tax exempt interest as a percentage of pre-tax income in fiscal 1998.

         As a result of these factors, net income declined to $6,017,000 from $9,394,000 and as a percentage of sales decreased to 4.0% from 5.8%.

         In fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." Under SFAS No. 128, the Company is presenting both basic earnings per share and diluted earnings per share and has restated the 1997 fiscal year amounts to conform to the provisions of SFAS No. 128.

         For fiscal 1998, basic earnings per share were $1.07 compared to $1.65 in fiscal 1997 and diluted earnings per share were $1.06 compared to $1.63 in fiscal 1997.

         Liquidity and Capital Resources

         Net cash provided by operating activities in fiscal 1999 amounted to $17,964,000, as compared to $4,573,000 in fiscal 1998. Of this increase, $5,319,000 relates to comparative changes in accounts receivable, $12,154,000 to inventories, $2,924,000 to accounts payable, accruals and other liabilities, $319,000 to other assets, $350,000 to doubtful accounts and $649,000 to depreciation and amortization. These increases were offset by $5,500,000 reduction in net income and related changes of $1,057,000 in deferred income taxes, $941,000 in realized gains on investment securities and $812,000 in other current assets.

         In fiscal 1999, net acquisitions of investment securities were approximately $9.0 million, as compared to net proceeds from sales of investment securities of approximately $18.8 million in fiscal 1998.

         The Company's investment securities, all classified as available-for-sale, had a fair market value of $57,752,000 and $48,233,000 at fiscal year-end 1999 and 1998, respectively. See Note 2 to the consolidated financial statements for further details about the Company's investment portfolio.

         Capital expenditures for fiscal 1999 were $2,592,000 against $15,567,000 for fiscal 1998. In 1998, these capital expenditures included assets acquired from SMS Textiles Mills, Inc. and Lida Stretch Fabrics, Inc. manufacturers of wide elastic fabrics and circular knit stretch fabrics respectively.

         During fiscal 1999, the Company repurchased 183,308 shares of its common stock at a cost of $3,365,000 (an average price of $18.36). Subsequent to the end of fiscal 1999, the Company repurchased an additional 50,039 shares at an average price of $11.05. The Company intends to continue to purchase its shares of common stock from time-to-time, as market conditions warrant and price criteria are met.

         During fiscal 1999, the Company declared regular quarterly dividends totaling $0.70 per share.

         Stockholders' equity was $130,788,000, or $24.20 book value per share, as compared to $137,527,000, or $24.63 book value per share, at the previous fiscal year-end.

         Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.

Inflation

         The Company does not believe the effects of inflation have had a significant impact on the consolidated financial statements.

Impact of Year 2000

         In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expenses approximately $105,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD LOOKING INFORMATION

         Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company's communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for the Company's goods and services; competitive factors in the industries in which the Company competes; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions.

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


Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Company.

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 27, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

Item 11.      Executive Compensation.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 27, 2000 pursuant to Regulation 14A.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 27, 2000 pursuant to Regulation 14A.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than March 27, 2000 pursuant to Regulation 14A.

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

      *3.5  -  Amendment to the Amended and Restated By-laws.

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

      10.24 - Fab Industries, Inc. Employee Stock Ownership Plan effective as of Nov. 25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-K.

      10.25 - Amendment dated September 21, 1995 to the Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

      10.26 - Fab Industries, Inc. Non-Qualified Executive Retirement Plan dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

      10.27 - Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy
              Statement dated May 6, 1999, File No. 1-5901.

      21    - Subsidiaries of the Company incorporated by reference to
              Exhibit 21 to the 1994 10-K.

      *23.1 - Consent of Ernst & Young, LLP.

      *23.2 - Consent of BDO Seidman, LLP.

      **27  - Financial Data Schedule pursuant to Article 5 of
              Regulation S-X.

-------------------------
*    Filed herewith.
**   Filed with EDGAR version only.

                  (b)  Reports on Form 8-K:  None

                                                            Fab Industries, Inc.
                                                                and Subsidiaries



                                               Consolidated Financial Statements
                                                                Form 10-K Item 8
                     Fiscal Years Ended November 27, 1999, November 28, 1998 and
                                                               November 29, 1997

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

            FISCAL YEARS ENDED NOVEMBER 27, 1999, NOVEMBER 28, 1998,
                              AND NOVEMBER 29, 1997

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS




        Report of independent auditors                                   F-3
        Report of independent certified public accountants               F-4


        Consolidated financial statements:
           Balance sheets                                                F-5
           Statements of income                                          F-6
           Statements of stockholders' equity                            F-7
           Statements of cash flows                                      F-8

        Summary of accounting policies                            F-9 - F-12

        Notes to consolidated financial statements               F-13 - F-36

                         Report of Independent Auditors


Board of Directors and Stockholders
Fab Industries, Inc.


We have audited the accompanying consolidated balance sheet of Fab Industries, Inc. and subsidiaries as of November 27, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the 1999 financial statement schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fab Industries, Inc. and subsidiaries at November 27, 1999 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 1999 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


Charlotte, North Carolina
February 11, 2000

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

/s/ BDO Seidman, LLP
--------------------
New York, New York

February 16, 1999

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                     Consolidated Balance Sheets

=======================================================================================================================
                                                                           November 27, 1999      November 28, 1998
 ---------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash and cash equivalents (Note 1)                                     $    6,078,000         $    6,078,000
    Investment securities available-for-sale (Note 2)                          57,752,000             48,233,000
    Accounts receivable, net of allowance of $1,500,000 and $1,000,000
       for doubtful accounts                                                   21,417,000             27,979,000
    Inventories (Note 3)                                                       24,002,000             32,213,000
    Other current assets                                                        2,215,000              1,727,000
 ---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                 111,464,000            116,230,000
 Property, plant and equipment - net (Note 4)                                  36,409,000             40,021,000
 Other assets (Note 8)                                                          4,305,000              4,152,000
 ---------------------------------------------------------------------------------------------------------------------
                                                                             $152,178,000           $160,403,000
 =====================================================================================================================
 Liabilities and Stockholders' Equity
 Current:
    Accounts payable                                                       $    7,191,000         $    9,110,000
    Corporate income and other taxes                                            1,553,000                768,000
    Accrued payroll and related expenses                                        1,829,000              1,980,000
    Dividends payable                                                             946,000                977,000
    Other current liabilities                                                     562,000                495,000
    Deferred income taxes (Note 9)                                                517,000              1,538,000
 ---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                             12,598,000             14,868,000
 Obligations under capital leases, net of current maturities (Note 5)             409,000                486,000
 Other noncurrent liabilities (Note 8)                                          3,313,000              2,817,000
 Deferred income taxes (Note 9)                                                 5,070,000              4,705,000
 ---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     21,390,000             22,876,000
 ---------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 8 and 10)
 Stockholders' equity (Notes 2, 6, 7, 8 and 10):
    Preferred stock, $1 par value - shares authorized 2,000,000;
       none issued                                                                      -                      -
    Common stock, $.20 par value - shares authorized 15,000,000;
       issued 6,591,944 and 6,588,444                                           1,319,000              1,318,000
    Additional paid-in capital                                                  6,967,000              6,903,000
    Retained earnings                                                         161,445,000            164,714,000
    Loan to employee stock ownership plan                                      (5,537,000)            (6,327,000)
    Accumulated other comprehensive income (loss)                                (411,000)               550,000
    Unearned restricted stock compensation                                              -                 (1,000)
    Cost of common stock  held in treasury - 1,188,389 and
       1,005,081 shares                                                       (32,995,000)           (29,630,000)
 ---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                           130,788,000            137,527,000
 ---------------------------------------------------------------------------------------------------------------------
                                                                             $152,178,000           $160,403,000
 =====================================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                               Consolidated Statements of Income

======================================================================================================================

 Fiscal year ended
 ---------------------------------------------------------------------------------------------------------------------
                                                             November 27, 1999  November 28, 1998   November 29, 1997
 ---------------------------------------------------------------------------------------------------------------------
 Net sales (Note 14)                                             $128,889,000       $151,436,000        $160,935,000
 Cost of goods sold                                               118,773,000        133,147,000         137,389,000
 ---------------------------------------------------------------------------------------------------------------------
         Gross profit                                              10,116,000         18,289,000          23,546,000
 Selling, shipping and administrative expenses                     15,391,000         14,872,000          14,921,000
 ---------------------------------------------------------------------------------------------------------------------
         Operating income (loss)                                   (5,275,000)         3,417,000           8,625,000
 ---------------------------------------------------------------------------------------------------------------------
 Other income (expenses):
    Interest and dividend income (Note 12)                          2,951,000          3,529,000           3,830,000
    Interest expense                                                 (101,000)           (75,000)            (65,000)
    Net gain on investment securities (Note 2)                      2,087,000          1,146,000           1,139,000
 ---------------------------------------------------------------------------------------------------------------------
         Total other income                                         4,937,000          4,600,000           4,904,000
 ---------------------------------------------------------------------------------------------------------------------
         Income (loss) before taxes on income                        (338,000)         8,017,000          13,529,000
 Income tax expense (benefit)                                        (855,000)         2,000,000           4,135,000
 ---------------------------------------------------------------------------------------------------------------------
 Net income                                                       $   517,000      $   6,017,000       $   9,394,000
 =====================================================================================================================
 Earnings per share (Note 13):
    Basic                                                         $       .10      $         1.07      $         1.65
    Diluted                                                       $       .10      $         1.06      $         1.63
 =====================================================================================================================
 Cash dividends declared per share
                                                                 $        .70      $           .70     $         .70
 =====================================================================================================================

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

Fiscal years ended November 27, 1999, November 28, 1998 and November 29, 1997
-------------------------------------------------------------------------------

=====================================================================================================
                                                   Common stock
                                            --------------------------  Additional
                                                 Number                  paid-in         Retained
                                   Total       of shares      Amount     capital         earnings
-----------------------------------------------------------------------------------------------------
Balance, November 30, 1996    $ 133,888,000    6,564,194   $1,313,000   $6,410,000   $ 157,223,000
Net income - fiscal 1997          9,394,000            -            -            -       9,394,000
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                          29,000            -            -            -               -
                                     ------
Total comprehensive income        9,423,000            -            -            -               -
Cash dividends                   (3,988,000)           -            -            -      (3,988,000)
Exercise of stock options           154,000        8,800        2,000      152,000               -
Purchase of treasury stock       (2,406,000)           -            -            -               -
Compensation under
   restricted stock plan
   (Note 6)                          31,000            -            -            -               -
Payment of loan from ESOP
   (Note 8)                         790,000            -            -            -               -
-----------------------------------------------------------------------------------------------------
Balance, November 29, 1997      137,892,000    6,572,994    1,315,000    6,562,000     162,629,000
Net income - fiscal 1998          6,017,000            -            -            -       6,017,000
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                         (86,000)           -            -            -               -
                                    -------
Total comprehensive income        5,931,000            -            -            -               -
Cash dividends                   (3,932,000)           -            -            -      (3,932,000)
Exercise of stock options           344,000       15,450        3,000      341,000               -
Purchase of treasury stock       (3,524,000)           -            -            -               -
Compensation under
   restricted stock plan
   (Note 6)                          26,000            -            -            -               -
Payment of loan from ESOP
   (Note 8)                         790,000            -            -            -               -
-----------------------------------------------------------------------------------------------------
Balance, November 28, 1998      137,527,000    6,588,444    1,318,000    6,903,000     164,714,000
Net income - fiscal 1999            517,000            -            -            -         517,000
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                        (961,000)           -            -            -               -
                                   --------
Total comprehensive loss           (444,000)           -            -            -               -
Cash dividends                   (3,786,000)           -            -            -      (3,786,000)
Exercise of stock options            54,000        3,500        1,000       53,000               -
Purchase of treasury stock       (3,365,000)           -            -            -               -
Compensation under
   restricted stock plan
   (Note 6)                          12,000            -            -       11,000               -
Payment of loan from ESOP
   (Note 8)                         790,000            -            -            -               -
-----------------------------------------------------------------------------------------------------
Balance, November 27, 1999    $ 130,788,000    6,591,944   $1,319,000   $6,967,000   $ 161,445,000
=====================================================================================================

                                            Accumulated
                                               Other       Unearned          Treasury stock
                                Loan to     Comprehensive restricted   --------------------------
                             employee stock    Income       stock         Number
                             ownership plan   (loss)     compensation   of shares       Cost
-----------------------------------------------------------------------------------------------------
Balance, November 30, 1996    $(7,907,000)   $ 607,000    $(58,000)     (806,439)   $(23,700,000)
Net income - fiscal 1997                -            -           -             -               -
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                             -       29,000           -             -               -

Total comprehensive income              -            -           -             -               -
Cash dividends                          -            -           -             -               -
Exercise of stock options               -            -           -             -               -
Purchase of treasury stock              -            -           -       (83,943)     (2,406,000)
Compensation under
   restricted stock plan
   (Note 6)                             -            -      31,000             -               -
Payment of loan from ESOP
   (Note 8)                       790,000            -           -             -               -
-----------------------------------------------------------------------------------------------------
Balance, November 29, 1997     (7,117,000)     636,000     (27,000)     (890,382)    (26,106,000)
Net income - fiscal 1998                -            -           -             -               -
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                             -      (86,000)          -             -               -

Total comprehensive income              -            -           -             -               -
Cash dividends                          -            -           -             -               -
Exercise of stock options               -            -           -             -               -
Purchase of treasury stock              -            -           -      (114,699)     (3,524,000)
Compensation under
   restricted stock plan
   (Note 6)                             -            -      26,000             -               -
Payment of loan from ESOP
   (Note 8)                       790,000            -           -             -               -
-----------------------------------------------------------------------------------------------------
Balance, November 28, 1998     (6,327,000)     550,000      (1,000)   (1,005,081)    (29,630,000)
Net income - fiscal 1999                -            -           -             -               -
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                             -     (961,000)          -             -               -

Total comprehensive loss                -            -           -             -               -
Cash dividends                          -            -           -             -               -
Exercise of stock options               -            -           -             -               -
Purchase of treasury stock              -            -           -      (183,308)     (3,365,000)
Compensation under
   restricted stock plan
   (Note 6)                             -            -       1,000             -               -
Payment of loan from ESOP
   (Note 8)                       790,000            -           -             -               -
-----------------------------------------------------------------------------------------------------
Balance, November 27, 1999    $(5,537,000)   $(411,000)          -    (1,188,389)   $(32,995,000)
-----------------------------------------------------------------------------------------------------
=====================================================================================================

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                       (Note 11)

======================================================================================================================
 Fiscal year ended
----------------------------------------------------------------------------------------------------------------------
                                                             November 27, 1999  November 28, 1998   November 29, 1997
----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                    $   517,000      $   6,017,000       $   9,394,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for doubtful accounts                              750,000            400,000             400,000
         Depreciation                                               6,204,000          5,555,000           5,064,000
         Deferred income taxes                                        (15,000)         1,042,000            (185,000)
         Compensation under restricted stock plan                      12,000             26,000              31,000
         Net gain on investment securities                         (2,087,000)        (1,146,000)         (1,139,000)
         Decrease (increase) in:
            Accounts receivable                                     5,812,000            493,000            (475,000)
            Inventories                                             8,211,000         (3,943,000)            677,000
            Other current assets                                     (488,000)           324,000            (107,000)
            Other assets                                             (153,000)          (472,000)           (989,000)
         Increase (decrease) in:
            Accounts payable                                       (1,919,000)           248,000          (3,214,000)
            Accruals and other liabilities                          1,120,000         (3,971,000)          1,931,000
----------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities           17,964,000          4,573,000          11,388,000
----------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Purchases of property, plant and equipment                     (2,592,000)       (15,567,000)         (4,870,000)
    Proceeds from sales of investment securities                      226,000         18,838,000           3,185,000
    Acquisition of investment securities                           (9,260,000)                 -          (7,183,000)
----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing
                 activities                                       (11,626,000)         3,271,000          (8,868,000)
----------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Purchase of treasury stock                                     (3,365,000)        (3,524,000)         (2,406,000)
    Principal repayment on loan to employee stock
       ownership plan                                                 790,000            790,000             790,000
    Dividends                                                      (3,817,000)        (3,950,000)         (4,002,000)
    Exercise of stock options                                          54,000            344,000             154,000
----------------------------------------------------------------------------------------------------------------------
               Net cash used in financing activities               (6,338,000)        (6,340,000)         (5,464,000)
----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                           -          1,504,000          (2,944,000)
 Cash and cash equivalents, beginning of year                       6,078,000          4,574,000           7,518,000
----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                          $  6,078,000       $  6,078,000        $  4,574,000
======================================================================================================================

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

 Business Fab Industries, Inc. (the "Company") is a major manufacturer of knitted apparel fabrics, including laces and finished home products, as well as laminated fabrics. The Company's sales in fiscal 1999, 1998 and 1997 were primarily made to United States customers.


 Principles                           The financial statements include the
 of Consolidation                     accounts of the Company and its
                                      subsidiaries, all of which are wholly
                                      owned. Significant intercompany
                                      transactions and balances have been
                                      eliminated.


 Fiscal Year                          The Company's fiscal year ends on the
                                      Saturday closest to November 30. Fiscal
                                      1999, 1998 and 1997 had fifty-two weeks.


 Risks And Uncertainties              The preparation of financial statements in
                                      conformity with generally accepted
                                      accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

                                      Financial instruments which potentially
                                      subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian, which held equity securities during fiscal 1999 and had no such equity securities at November 27, 1999 but will continue to invest in such equities in the future) maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells (see
                                      Note 14). The

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

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


 Research and Development            Research and development costs are
 Costs                               charged to expenses in the year incurred
                                     and amounted to $3,478,000, $3,625,000,
                                     and $3,869,000 in fiscal 1999, 1998 and
                                     1997, respectively.


 Stock-Based Compensation            In fiscal 1997, the Company became subject
                                     to SFAS No. 123, "Accounting for
                                     Stock-Based Compensation" ("SFAS No. 123"), which allows either the intrinsic or fair value method. SFAS No. 123 encourages, but does not require, entities to adopt the fair value method in place of the intrinsic value method as provided for in Accounting
                                     Principles Board Opinion No. 25,
                                     "Accounting for Stock Issued to Employees"
                                     ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. When the Company adopted SFAS
                                     No. 123, it elected to retain the intrinsic value method. The required fair value disclosures are included in the notes to the consolidated financial statements.

 Taxes on Income                     The Company follows the liability method of
                                     accounting for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                                  Summary of Accounting Policies

================================================================================

 Earnings Per Share                  Basic earnings per share is based on the
                                     weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. The
                                     Company's dilutive potential common shares outstanding during fiscal 1999, 1998 and 1997 resulted entirely from dilutive stock options.


 Revenue Recognition                 The Company recognizes its revenues
                                     upon shipment of the related goods.
                                     Allowances for estimated returns are
                                     provided when sales are recorded.


 Pending Accounting Pronouncements   In June 1998, the FASB issued FAS 133,
                                     "Accounting for Derivative Instruments and
                                     Hedging Activities", effective for years beginning after June 15, 1999. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as a result of the FASB's issuance in August
                                     1999 of FAS 137, "Accounting for Derivative
                                     Instruments and Hedging Activities -
                                     Deferral of the Effective date of FASB
                                     Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


   1.       Cash and Cash             Cash  and  cash  equivalents  at  November
            Equivalents               27,   1999  and  November 28,  1998
                                      consisted of the following (in thousands)


                                                                                        1999                   1998
                                     ---------------------------------------------------------------------------------
                                     Cash                                             $2,078                 $1,458
                                     Tax-free short-term debt
                                       instruments                                     4,000                  4,620
                                     --------------------------------------------------------------------------------
                                                                                      $6,078                 $6,078
                                     ================================================================================


   2. Investment Securities         Investment securities available-for-sale at
                                    November 27, 1999 and November 28, 1998
                                    consisted of the following (in thousands):

                                                                               Gross         Gross
                                                                             unrealized    unrealized
                                                                  Cost      holding gain  holding loss   Fair value
                                     ------------------------ ------------- ------------- ------------- -------------
                                     1999:
                                        Equities                 $  1,224       $               $ (25)      $ 1,199
                                        U.S. Treasury
                                           obligations             12,587             1             -        12,588
                                        Tax-exempt
                                           obligations             24,168            55          (380)       23,843
                                        Corporate bonds            20,457            19          (354)       20,122
                                     --------------------------------------------------------------------------------
                                                                 $ 58,436       $    75         $(759)      $57,752
                                     ================================================================================
                                     1998:
                                        Equities                 $  9,885       $   331         $ (55)      $10,161
                                        U.S. Treasury
                                           obligations                 14             -             -            14
                                        Tax-exempt
                                           obligations             32,719           686           (13)       33,392
                                        Corporate bonds             4,698           139          (171)        4,666
                                     --------------------------------------------------------------------------------
                                                                 $ 47,316       $ 1,156         $(239)      $48,233
                                     ================================================================================


                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 27, 1999 and November 28, 1998, by contractual maturity are as shown below:


                            November 27, 1999               November 28, 1998
                      ---------------------------    ---------------------------
                          Cost       Fair value          Cost        Fair value
--------------------------------------------------------------------------------
Maturing in one
  year or less            $ 14,957      $ 14,943         $  1,927      $  1,931
Maturing after one
  year through five
  years                     31,064        30,814           28,126        28,745
Maturing after five
  years through ten
  years                     11,191        10,796            7,378         7,396
--------------------------------------------------------------------------------
                           $57,212       $56,553          $37,431       $38,072
================================================================================

Gross and net realized gains and losses on sales of investment securities were:

                                           1999            1998           1997
--------------------------------------------------------------------------------
Gross realized gains                    $ 3,865         $ 3,826        $ 2,371
Gross realized losses                    (1,778)         (2,680)        (1,232)
--------------------------------------------------------------------------------
Net realized gain                       $ 2,087         $ 1,146        $ 1,139
================================================================================

Other comprehensive income (loss) for fiscal 1999, 1998, and 1997 consisted of the following (in thousands):


                                           1999            1998            1997
--------------------------------------------------------------------------------
Unrealized holding gains
arising during the year, net of
tax
                                           $291            $602            $712

Reclassification adjustment,
net of tax
                                         (1,252)           (688)           (683)
--------------------------------------------------------------------------------

Other comprehensive income
(loss) net of tax
                                          $(961)           $(86)            $29
================================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                              During Fiscal 1999, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At November 27, 1999, the Company had no such investments, but will continue to invest in such equities in the future. In Fiscal 1998, approximately $6.9 million of Company's equity investment securities was invested in S&P 100 common stocks. The notional amounts of the put and call options were $6.8 million and $6.9 million, respectively, at November 28, 1998.

                              Realized losses on purchased short-term S & P 100 index put options and sold short-term S & P 100 call options during fiscal 1999, 1998, and 1997 were $(350,000), $(435,000), and $(370,000), respectively.

3.    Inventories             Inventories at November 27, 1999 and November 28,
                              1998 consisted of the following (in thousands, except for percentages):


                                                                              1999               1998
                                     -------------------------------------------------------------------
                                     Raw materials                          $  7,337          $  9,090
                                     Work-in-process                           7,871            14,177
                                     Finished goods                            8,794             8,946
                                     -------------------------------------------------------------------
                                                                             $24,002           $32,213
                                     ===================================================================

                                     Approximate percentage of
                                       inventories valued under LIFO
                                       method                                   53%               50%
                                     ===================================================================
                                     Excess of FIFO valuation over
                                       LIFO valuation                       $  3,000            $4,595
                                     ===================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                    The reduction in the LIFO reserve during fiscal 1999 was primarily attributable to lower average FIFO cost levels.


   4.       Property, Plant and     Property, plant and equipment at November
            Equipment               27, 1999 and November 28, 1998 consisted of
                                    the following (in thousands):



                                                                               1999           1998
                                     -------------------------------------------------------------------
                                     Owned by the Company:
                                        Land and improvements              $       698    $       698
                                        Buildings and improvements              13,582         13,877
                                        Machinery and equipment                112,140        109,252
                                        Trucks and automobiles                   1,662          1,662
                                        Office equipment                           681            681
                                        Leasehold improvements                     808            808
                                     -------------------------------------------------------------------
                                                                               129,571        126,978
                                     Property under capital leases:
                                        Land                                        18             18
                                        Buildings and improvements               1,432          1,432
                                     -------------------------------------------------------------------
                                                                               131,021        128,428
                                     Less:  Accumulated depreciation and
                                               amortization                     94,612         88,407
                                     -------------------------------------------------------------------
                                                                           $    36,409    $    40,021
                                     ===================================================================

                                      As of November 27, 1999, the Company has idle manufacturing assets of approximately $3.1 million which continue to be depreciated.


   5.       Obligations Under         Obligations  under capital leases at
            Capital Leases            November 27,  1999 and  November 28,  1998
                                      consisted of the following (in thousands):


                                                                                  1999           1998
                                     -------------------------------------------------------------------
                                     Obligations under capital leases
                                       through 2006 payable in monthly
                                       installments of $11 including
                                       interest at 10% per annum                  $437           $514

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                     Less:  Current maturities (included
                                               with other current
                                               liabilities)                         28             28
                                     -------------------------------------------------------------------
                                                                                  $409           $486
                                     ===================================================================

                                      Aggregate installments on obligations
                                      under capital leases maturing after one
                                      year are as follows:


                                     Fiscal year ending (in thousands)
                                     2001                                  $  85
                                     2002                                     91
                                     2003                                     97
                                     2004                                    103
                                     Thereafter                               33
                                     -------------------------------------------
                                                                            $409
                                     ===========================================


   6.       Stock Compensation        Stock Option Plan
            Plans
                                      Under the Company's 1987 stock option
                                      plan, which terminated in May 1997, the
                                      Company was able to grant to key employees either nonqualified or incentive stock options to purchase up to a maximum of 650,000 shares of common stock at the fair market value at the date of the grant.

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                          The Company has adopted the
                          disclosure-only provisions of SFAS No.
                          123, "Accounting for Stock-Based
                          Compensation." Accordingly, no
                          compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                          Since pro forma compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 1999 may not be representative of future years' amounts.


                         (Dollars in thousands, except per
                           share data)                              1999            1998            1997
                         --------------------------------------------------------------------------------
                         Pro forma net income                     $ 305         $ 5,794       $   9,233
                         Pro forma earnings per share -
                           diluted                                $0.06         $  1.02       $    1.60
                         ================================================================================

                          The weighted average fair value of options granted was $1.73, $7.04 and $10.29 per share in fiscal 1999, 1998 and 1997, respectively.

                          The fair value of each option grant is
                          estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 1999, 1998 and 1997 grants:


                         ----------------------------------------------------------------------
                         Dividends                                              $.70 per share
                         Volatility                                             21.4% to 27.5%
                         Risk-free interest                                      4.37% to 6.7%
                         Expected term                                           2 to 10 years
                         =====================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                       Data regarding the Company's stock option plan follows:


                                                                                                    Weighted average
                                                                                                     exercise price
                                                                                       Shares           per share
                                     ---------------------------------------------------------------------------------
                                     Shares under option, November 30, 1996              154,900          20.25
                                     Options granted                                      64,000          29.77
                                     Options exercised                                    (8,800)         17.50
                                     Options canceled                                     (3,000)         33.88
                                     ---------------------------------------------------------------------------------
                                     Shares under option, November 29, 1997              207,100          23.11
                                     Options granted                                      20,000          29.10
                                     Options exercised                                   (15,450)         22.32
                                     Options canceled                                    (39,000)        (30.29)
                                     ---------------------------------------------------------------------------------
                                     Shares under option, November 28, 1998              172,650          22.26
                                     Options granted                                     113,700          13.00
                                     Options exercised                                    (3,500)         15.44
                                     Options canceled                                    (13,100)        (27.44)
                                     ---------------------------------------------------------------------------------
                                     Shares under option, November 27, 1999              269,750          18.19
                                     =================================================================================

                                     =================================================================================
                                     Options exercisable at:
                                        November 29, 1997                                125,900         $19.37
                                        November 28, 1998                                125,010          20.01
                                        November 27, 1999                                130,130          20.80
                                     =================================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

The following summarizes information about shares under option in the respective exercise price ranges at November 27, 1999:


                                                                     Weighted average                         Weighted average
      Range of exercise                         Weighted average      exercise price          Number           exercise price
       price per share    Number outstanding     remaining life         per share           exercisable          per share
     -------------------- -------------------- -------------------- ------------------- -------------------- -------------------
         $13.00                 113,700                 9.89               $13.00                   -             $   -
          15.44 -  19.00         77,450                 1.03                15.96              77,450                15.96

          22.06 -  31.44         78,600                 6.94                27.90              52,680                27.90
     -------------------- -------------------- -------------------- ------------------- -------------------- -------------------
                                269,750                                                       130,130
================================================================================================================================



The shares authorized but not granted under the Company's stock option plans were 51,300 at November 27, 1999 and 165,000 at November 28, 1998. Common stock reserved for options totaled 269,750 shares at November 27, 1999 and 172,650 shares at November 28, 1998.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      Restricted Stock Plan

                                      The Company has a restricted stock plan
                                      which awards shares of common stock
                                      previously held in its treasury to key
                                      employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares are held by the Company and vest over the same five-year period. The compensation element related to such shares is recognized ratably over the five-year restriction period. Compensation expense related to the above restricted shares for fiscal 1999, 1998 and 1997 was $1,000, $26,000 and $31,000, respectively.
                                      No restricted stock was awarded in Fiscal
                                      1999, 1998, or 1997.


   7.       Stockholder Rights Plan   The Company has a Stockholder Rights Plan
                                      (the "Plan") whereby each stockholder has received a distribution of rights for each common share held. The rights will become exercisable and will detach from the common shares a specified time after any person becomes the beneficial owner of 20% or more of the Company's common shares, or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 30% or more of the Company's common shares. Once exercisable, each right will entitle the holder, other than the acquiring person, to purchase, for the rights purchase price, common shares having a market value of twice the right's purchase price.


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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

   8.       Benefit Plans             Profit Sharing Plans

                                      A qualified plan, which covers the
                                      majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 1999, 1998 and 1997 were $195,000, $308,000 and $429,000, respectively.

                                      The Company also has a nonqualified,
                                      defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 1999, 1998 and 1997 were $38,000, $59,000 and $94,000, respectively. Benefits
                                      payable under this plan amounting to
                                      $2,838,000 and $2,501,000 at November 27,
                                      1999 and November 28, 1998, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

                                      Pension Plan

                                      The Company maintains a non-contributory defined benefit pension plan (Fab Industries, Inc. Hourly Employees' Retirement Plan) which covers substantially all hourly employees. The Plan provides benefits based on the participants' years of service.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      The following tables provide a
                                      reconciliation of the changes in the
                                      Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 1999 and 1998:


                                                                                                1999               1998
                                                                                       ------------------ ------------------
                                    Reconciliation of the benefit obligation
                                    Obligation at beginning of year                       $4,200,000         $3,690,000
                                    Service cost                                             301,000            272,000
                                    Interest cost                                            260,000            264,000
                                    Actuarial (gain) loss                                   (883,000)           461,000
                                    Benefit payments                                        (888,000)          (487,000)
                                                                                       ------------------ ------------------
                                    Obligation at end of year                             $2,990,000         $4,200,000
                                                                                       ================== ==================

                                                                                                1999               1998
                                                                                       ------------------ ------------------

                                    Reconciliation of fair value of plan assets
                                    Fair value of plan assets at beginning of year
                                                                                          $4,987,000         $5,593,000
                                    Actual return on plan assets (net of expenses)           628,000           (119,000)
                                    Benefit payments                                        (888,000)          (487,000)
                                                                                       ------------------ ------------------
                                    Fair value of plan assets at end of year              $4,727,000         $4,987,000
                                                                                       ================== ==================

                                                                                                1999               1998
                                                                                       ------------------ ------------------

                                    Funded status
                                    Funded status                                         $1,737,000       $    787,000
                                    Unrecognized prior service cost                          758,000            833,000
                                    Unrecognized (gain) loss                              (2,588,000)        (1,573,000)
                                                                                       ------------------ ------------------
                                    Net amount recognized                                $   (93,000)     $      47,000
                                                                                       ================== ==================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      The following table provides the amounts recognized in the consolidated balance sheets as of November 27, 1999 and November 28, 1998:


                                                                                                    1999              1998
                                                                                           ----------------- ------------------
                                    Prepaid benefit cost                                   $           -      $     47,000

                                    Accrued benefit liability                                    (93,000)                -
                                                                                           ----------------- ------------------
                                    Net amount recognized                                   $    (93,000)      $    47,000
                                                                                           ================= ==================



                                      The following table provides the
                                      components of the net periodic benefit
                                      cost for the Plan for fiscal 1999 and
                                      1998:


                                                                                                    1999              1998
                                                                                           ----------------- ------------------
                                    Service cost                                             $   302,000       $   272,000
                                    Interest cost on projected benefit obligation                261,000           264,000
                                    Expected return on plan assets                              (397,000)         (445,000)
                                    Amortization of transition (asset) obligation                      -           (28,000)
                                    Amortization of prior service cost                            74,000            74,000
                                    Amortization of net (gain) loss                             (100,000)         (168,000)
                                                                                           ----------------- ------------------
                                    Net periodic pension cost/(credit)                       $   140,000       $   (31,000)
                                                                                           ================= ==================



                                      Prior service costs are amortized on a
                                      straight-line basis over the average
                                      remaining service period of active
                                      participants. Gains and losses in excess of 10% of the greater of the benefit obligations and the market-related value of assets are amortized over the average remaining service period of active participants.



                                      The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 1999 and 1998 are shown in the following table:

                                                                                                     1999               1998
                                                                                           ----------------- ------------------
                                    Discount rate                                                    7.50%             6.50%
                                    Expected return on plan assets                                   8.00%             8.00%

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                      Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at November 27, 1999 of $5,537,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheets.

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

                                      The portion of the common stock dividends declared relating to ESOP shares totaled $213,000, $218,000 and $227,000 for fiscal
                                      1999, 1998 and 1997, respectively. Of
                                      these amounts, $110,000, $102,000 and
                                      $89,000 for fiscal 1999, 1998 and 1997,
                                      respectively, related to allocated shares and $103,000, $116,000 and $138,000 for fiscal 1999, 1998 and 1997, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      As of November 27, 1999 and November 28,
                                      1998, ESOP shares information was as
                                      follows:

                                                                                          1999                1998
                                     --------------------------------------------------------------------------------
                                     Allocated                                         168,667             154,829
                                     Committed to be released                           23,439              24,488
                                     In suspense                                       106,576             128,966
                                     --------------------------------------------------------------------------------
                                           Total shares held by ESOP                   298,682             308,283
                                     ================================================================================



                                      The net  charges to  earnings  for fiscal
                                      1999,  1998 and 1997 were as follows
                                      (in thousands):


                                                                               1999           1998            1997
                                     --------------------------------------------------------------------------------
                                     Contribution to ESOP                    $1,108         $1,176          $1,242
                                     Less:  Interest income on loan
                                               to ESOP                          535            605             691
                                     --------------------------------------------------------------------------------
                                     Net charge to earnings                 $   573        $   571         $   551
                                     ================================================================================


                                      The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

           9. Income Taxes            Provisions (benefits) for Federal, state
                                      and local income taxes for fiscal 1999,
                                      1998 and 1997 consisted of the following components (in thousands):

                                                                               1999            1998              1997
                                     ------------------------------------------------------------------------------------
                                     Current:
                                        Federal                            $   (769)        $   881            $3,876
                                        State and local                         (71)             77               444
                                     ------------------------------------------------------------------------------------
                                                                               (840)            958             4,320
                                     Deferred:
                                        Federal and state                       (15)          1,042              (185)
                                     ------------------------------------------------------------------------------------
                                                                              $(855)         $2,000            $4,135
                                     ====================================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      The net deferred tax liability at November
                                      27, 1999 and November 28, 1998 consisted of the following (in thousands):


                                                                                                  1999              1998
                                     ------------------------------------------------------------------------------------
                                     Long-term portion:
                                        Gross deferred tax liability (asset)for:
                                             Excess depreciation for tax purposes               $6,390            $5,989

                                             Future tax deductions for employee
                                                benefit plans                                   (1,206)           (1,284)
                                             Other                                                (114)
                                     ------------------------------------------------------------------------------------
                                                   Net long-term liability                       5,070             4,705
                                     ------------------------------------------------------------------------------------
                                     Current portion:
                                        Gross deferred tax liability (asset)for:
                                             Accounts receivable - Section 475
                                                adjustment                                         577               855
                                             Net unrealized holding gain (loss)
                                                 on investment securities
                                                available-for-sale, included in
                                                stockholders' equity                              (274)              367
                                             ESOP contribution accrued for tax
                                                purposes                                           430               422
                                             Other                                                (216)             (106)
                                     ------------------------------------------------------------------------------------
                                                   Net current liability                           517             1,538
                                     ------------------------------------------------------------------------------------
                                     Net deferred tax liability                                 $5,587            $6,243
                                     ====================================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 1999 and 1998, and 35.0% for fiscal 1997 to income (loss) before income taxes due to the following:


                                                                             1999           1998            1997
                                     --------------------------------- -------------- --------------- ---------------
                                                                                      (Tax effect in thousands)
                                     Federal tax expense
                                      (benefit)at statutory rate           $(115)        $2,726          $4,735
                                     State and local income taxes,
                                       net of Federal benefit                (78)           184             338
                                     Tax-free interest income and
                                       dividends received deduction         (662)          (890)           (879)
                                     Other                                     -            (20)            (59)
                                     --------------------------------- -------------- --------------- ---------------
                                     Income tax expense (benefit)          $(855)        $2,000          $4,135
                                     ================================================================================



  10.       Commitments and           Stock Repurchase
            Contingencies

                                      The Company has an agreement with the
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer which provides
                                      that, in the event of the Chairman's
                                      death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2001.

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

                                      Rental expense for operating leases in
                                      fiscal 1999, 1998 and 1997 aggregated
                                      $894,000, $986,000 and $605,000,
                                      respectively.

                                      Future minimum annual payments over the
                                      remaining noncancellable term of the
                                      Company's New York City operating lease
                                      are as follows:

                                     Fiscal year ending (in thousands)
                                     -------------------------------------------
                                     2000                                 $559
                                     2001                                  235
                                     -------------------------------------------
                                                                          $794
                                     ===========================================



                                      A number of claims and lawsuits seeking
                                      unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position.



  11.Statement of Cash Flows          Cash outlays (net refunds) for corporate
                                      income taxes and interest for fiscal 1999, 1998 and 1997 were as follows (in thousands):


                                                   Corporate income
                                                        taxes         Interest
                                     -------------------------------------------
                                     1999              $(1,238)           $101
                                     1998                2,907              75
                                     1997                3,545              65
                                     ===========================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      Options to purchase 182,000, 46,000 and
                                      52,000 shares of common stock were
                                      outstanding during fiscal 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during such fiscal years.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                      Noncash Investing and Financing Activities

                                      In fiscal 1999, 1998 and 1997, net
                                      unrealized holding gains (losses) of
                                      $(1,601,000), $(143,000) and $48,000,
                                      respectively, less related income taxes of $(640,000), $(57,000) and $19,000, on investment securities available-for-sale, were recorded as increases (decreases) in stockholders' equity.


  12.       Interest and Dividend     Interest and dividend income for the past
                                      three fiscal years were as follows Income
                                      (in thousands):


                                              Interest     Dividend
                                               income       income        Total
                                     -------------------------------------------
                                     1999      $2,664        $287       $2,951
                                     1998       3,184         345        3,529
                                     1997       3,654         176        3,830
                                     -------------------------------------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

  13. Earnings Per                  Share Basic and diluted earnings per share
                                    for the fiscal years ended November 27,
                                    1999, November 28, 1998 and November 29,
                                    1997 are calculated as follows:

                                                                                        Weighed
                                                                                        Average       Per Share
                                                                       Net Income       Shares          Amount
                                     ------------------------------------------------------------------------------
                                     Fiscal year ended November 27, 1999:
                                        Basic earnings per share          $517,000       5,414,687          $.10
                                                                                                    ===============
                                        Effect of assumed
                                           conversion of employee
                                           stock options                                     4,443
                                     ------------------------------------------------------------------------------
                                        Diluted earnings per share        $517,000       5,419,130          $.10
                                     ==============================================================================
                                     Fiscal year ended November 28, 1998:
                                        Basic earnings per share        $6,017,000       5,627,788         $1.07
                                                                                                    ===============
                                        Effect of assumed
                                           conversion of employee
                                           stock options                                    37,406
                                     ------------------------------------------------------------------------------
                                        Diluted earnings per share      $6,017,000       5,665,194         $1.06
                                     ==============================================================================
                                     Fiscal year ended November 29, 1997:
                                        Basic earnings per share        $9,394,000       5,705,624         $1.65
                                                                                                    ===============
                                        Effect of assumed
                                           conversion of employee
                                           stock options                                    47,271
                                     ------------------------------------------------------------------------------
                                        Diluted earnings per share      $9,394,000       5,752,895         $1.63
                                     ==============================================================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

14. Segment Information

         The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 requires companies to report information on segments using the way management organizes segments within the company for making operating decisions and assessing financial performance.

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The Company has identified three reportable segments based upon the primary markets it serves: Apparel Fabrics, Home Fashions and Accessories and Other.

Apparel Fabrics: The Company is a major manufacturer of warp and circular knit fabrics and raschel laces. The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women, and children, including dresses and sportswear, children's sleepwear, activewear, swimwear, and recreational apparel.

Home Fashions and Accessories: The Company uses its own textile fabrics internally to produce 100% cotton jersey sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to department and specialty stores, catalogues and mail order companies as well as airlines and healthcare institutions. The Company's textile fabrics are also sold to manufacturers of home furnishings.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers of industrial fabrics and upholstery fabrics for residential and contact markets. The Company also sells retail over-the-counter fabrics.

         The accounting policy of the reportable segments are the same as those described in Summary of Accounting Policies (Business F-9). The Company neither allocates to the segments nor bases segment decisions on the following:

                  - Interest and dividend income
                  - Interest expense
                  - Net gain on investment securities
                  - Income tax expense or benefit

         Many of the Company's assets are used by multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


During fiscal 1999 and 1998, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales or the year-end accounts receivable balance. For fiscal 1997, sales to a group of customers affiliated through common control accounted for approximately 10% of net sales.



1999                                                  Home Fashions
----                                Apparel           And Accessories          Other              Total
                                    -------           ---------------          -----              -----
External sales                         $102,883          $16,034               $9,972           $128,889
Intersegment sales                       12,264               47                  945             13,256
Operating income/(loss)                  (6,196)           1,169                 (248)            (5,275)
Depreciation expense                      5,597               54                  406              6,057
Segment assets                           53,024            2,506                4,396             59,926
Capital expenditures                      1,244               38                1,254              2,536

                                                      Home Fashions
1998                                Apparel           And Accessories          Other             Total
----                                -------           ---------------          -----             -----
External sales                         $124,256          $15,409               $11,771          $151,436
Intersegment sales                       18,621               67                 1,015            19,703
Operating income/(loss)                   3,430              745                  (758)            3,417
Depreciation expense                      4,997               50                   356             5,403
Segment assets                           62,356            4,917                 4,346            71,619
Capital expenditures                     15,004               64                   435            15,503


                                                      Home Fashions
1997                                Apparel           And Accessories          Other            Total
----                                -------           ---------------          -----            -----
External sales                         $135,111          $12,951               $12,873          $160,935
Intersegment sales                       12,546               24                   270            12,840
Operating income/(loss)                   6,455            1,569                   601             8,625
Depreciation expense                      4,307               60                   382             4,749
Segment assets                           50,793            2,535                 4,048            57,376
Capital expenditures                      3,299               36                 1,456             4,791

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


Revenues                                                          1999            1998        1997
--------                                                          ----            ----        ----
Total external sales for segments                               $ 128,889      $ 151,436     $ 160,935
Intersegment sales for segments                                    13,256         19,703        12,840
Elimination of intersegment sales                                 (13,256)       (19,703)      (12,840)
                                                              ----------------------------------------
Total consolidated sales                                        $ 128,889      $ 151,436     $ 160,935
                                                              ========================================


Profit or Loss

Total operating income (loss) for segments                      $  (5,275)     $   3,417     $   8,625
Total other income                                                  4,937          4,600         4,904
                                                              ----------------------------------------
Income (loss) before taxes on income                            $    (338)     $   8,017     $  13,529
                                                              ========================================


Assets

Total segments assets                                           $  59,926      $  71,619     $  57,376
Assets not allocated to segments                                   92,252         88,784       106,148
                                                              ----------------------------------------
Total consolidated assets                                       $ 152,178      $ 160,403     $ 163,524
                                                              ========================================

Other Significant Items

Depreciation expense                                            $   6,057      $   5,403     $   4,749
Not allocated to segments                                             147            152           315
                                                              ----------------------------------------
Consolidated total                                              $   6,204      $   5,555     $   5,064
                                                              ========================================


Capital expenditures                                            $   2,536      $  15,503     $   4,791
Not allocated to segments                                              56             64            79
                                                              ----------------------------------------
Consolidated total                                              $   2,592      $  15,567     $   4,870
                                                              ========================================

                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

15.  Quarterly           Quarterly earnings were as follows (in
     Financial Data      thousands, except for earnings per share):
     (unaudited)

                                                     First      Second   Third     Fourth
                                                    quarter     quarter  quarter   quarter*    Total
                         ---------------------------------------------------------------------------------
                           Fiscal 1999:
                            Net sales               $ 29,007    $37,467   $30,174   $32,241   $128,889
                            Cost of goods sold        28,761     31,801    27,612    30,599    118,773
                            Net income                (1,815)     1,982       257        93        517
                            Earnings per share:
                               Basic                $  (0.33)   $  0.37   $  0.05   $   .02   $   0.10
                               Diluted              $  (0.33)   $  0.37   $  0.05   $   .02   $   0.10
                         =================================================================================
                         Fiscal 1998:
                            Net sales               $ 34,251    $39,761   $39,571   $37,853   $151,436
                            Cost of goods sold        29,918     33,403    34,430    35,396    133,147
                            Net income                 1,735      2,334     1,665       283      6,017
                            Earnings per share:
                               Basic                $   0.31    $  0.41   $  0.30   $   .05   $   1.07
                               Diluted              $   0.30    $  0.41   $  0.30   $   .05   $   1.06
                         =================================================================================


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

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 14


             FISCAL YEARS ENDED NOVEMBER 27, 1999, NOVEMBER 28, 1998
                              AND NOVEMBER 29, 1997

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                    CONTENTS



      Schedule:

        II.  Valuation and qualifying accounts                             S-3

                                                                     Schedule II
                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                               Valuation and Qualifying Accounts
                                                                  (In thousands)
================================================================================

Col. A                           Col. B                          Col. C             Col. D         Col. E
------                           ------                          ------             ------         ------
                                                                  Additions
                                                 - - - - - - - - - - - - - - - - - - - - -
                                                         (1)        (2)
                                      Balance at      Charged to  Charged to
                                      beginning       costs and     other                       Balance at
Description                            of year        expenses     accounts     Deductions      end of year
----------------------------------------------------------------------------------------------------------
Fiscal year ended November 30, 1999:
         Allowance for doubtful
              accounts                 $1,000          $750(i)     $    -       $(250)(ii)        $1,500

Fiscal year ended November 28, 1998:
         Allowance for doubtful
              accounts                 $   900         $400(i)     $   -       $(300)(ii)        $1,000

Fiscal year ended November 29, 1997:
         Allowance for doubtful
              accounts                 $   600         $400(i)     $   -       $(100)(ii)        $  900


===========================================================================================================

(i)   Current year's provision.
(ii)  Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAB INDUSTRIES, INC.
                                    (Company)


                                    By: /s/ Samson Bitensky
                                        -------------------------------------
                                    Samson Bitensky
                                    Chairman of the Board and Chief Executive
                                    Officer

                                    Date:    February 24, 2000
                                             -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                    Date                  Capacity in Which Signed
---------                    ----                  ------------------------

/s/ Samson Bitensky            February 24, 2000   Chairman of the Board,
---------------------------                        Chief Executive Officer and
         Samson Bitensky                           Director (Principal Executive
                                                   Officer)


/s/ David A. Miller            February 24, 2000   Vice President - Finance,
---------------------------                        Treasurer and Chief Financial
         David A. Miller                           Officer (Principal
                                                   Financial and Accounting
                                                   Officer)

/s/ Sherman S. Lawrence        February 24, 2000   Secretary and Director
---------------------------
       Sherman S. Lawrence


/s/ Martin Bernstein           February 24, 2000   Director
---------------------------
       Martin Bernstein


/s/ Lawrence Bober             February 24, 2000   Director
---------------------------
       Lawrence Bober


/s/ Frank Greenberg            February 24, 2000   Director
----------------------------
       Frank Greenberg


/s/ Susan Lerner               February 24, 2000   Director
----------------------------
       Susan Lerner


/s/ Richard Marlin             February 24, 2000   Director
----------------------------
       Richard Marlin

                                INDEX TO EXHIBITS

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

      *3.5  -  Amendment to the Amended and Restated By-laws.

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

      10.24 - Fab Industries, Inc. Employee Stock Ownership Plan effective as of Nov. 25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-K.

      10.25 - Amendment dated September 21, 1995 to the Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

      10.26 - Fab Industries, Inc. Non-Qualified Executive Retirement Plan dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

      10.27 - Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy
              Statement dated May 6, 1999, File No. 1-5901.

      21    - Subsidiaries of the Company incorporated by reference to
              Exhibit 21 to the 1994 10-K.

      *23.1 - Consent of Ernst & Young, LLP.

      *23.2 - Consent of BDO Seidman, LLP.

      **27  - Financial Data Schedule pursuant to Article 5 of
              Regulation S-X.

-------------------------
*    Filed herewith.
**   Filed with EDGAR version only.