Form 10-K/A
period 1999-11-27
FAB INDUSTRIES INC
filed 2000-03-02
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                (Amendment No. 1)

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

Explanatory Note:

         The purpose of this Amendment is to file corrected disclosure in Item 14, which is restated in its entirety as follows:

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
                            Regulation S-X.

-------------------------

*    Filed herewith.
**   Filed with EDGAR version only.

     (b)  Reports on Form 8-K

      During the quarter ended November 27, 1999, the Company filed a Current Report on Form 8-K on November 23, 1999, announcing the dismissal of BDO Seidman, LLP and the appointment of Ernst & Young LLP as the Company's independent auditors.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FAB INDUSTRIES, INC.
                                                (Company)

                                                By: /s/ David A. Miller
                                                -----------------------
                                                David A. Miller
                                                Vice President - Finance,
                                                Treasurer and Chief
                                                Financial Officer


                                                Date:    March 2, 2000