Form 10-Q
period 2000-02-26
FAB INDUSTRIES INC
filed 2000-04-11
CIK 34136

Form 10-Q Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       February 26, 2000
                              -------------------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________      to___________________


Commission file number 1-5901
                      ---------------------------------------------------------

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

                                                                (212) 592-2700
              (Registrant's telephone number, including area code)
 -------------------------------------------------------------------------------

                                      N/A
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No__

                 CLASS                      Shares Outstanding at April 10, 2000
-----------------------------------         ------------------------------------
     Common stock, $.20 par value                       5,353,516

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

          Table of Contents                                                  1

          Condensed Consolidated Statements of Operations
          13 Weeks ended February 26, 2000 and February 27, 1999             2

          Condensed Consolidated Balance Sheets (Asset Section)
          February 26, 2000 and November 27, 1999                            3

          Condensed Consolidated Balance Sheets (Liabilities and
          Stockholders' Equity Section) February 26, 2000
          and November 27, 1999                                              4

          Condensed Consolidated Statements of Stockholders'
          Equity 13 Weeks ended February 26, 2000                            5

          Condensed Consolidated Statements of Cash Flows
          13 Weeks ended February 26, 2000 and February 27, 1999             6


          Notes to Condensed Consolidated Financial Statements               7

PART II - OTHER INFORMATION
         Item 6. Exhibits and Reports on Form 8-K                           13


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   14


SIGNATURES                                                                  17

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE 13 WKS ENDED
                                     ------------------------------------------
                                          February 26, 2000   February 27, 1999
                                     ------------------------------------------

Net sales                                       $28,339,000        $29,007,000
Cost of goods sold                               25,888,000         28,761,000
                                               ------------       ------------
Gross profit                                      2,451,000            246,000

Selling, general and administrative
  expenses                                        3,338,000          3,875,000
                                               --------------     ------------
Operating (loss)                                   (887,000)        (3,629,000)
                                               --------------     ------------
 Other income (expense):
  Interest and dividend income                      862,000            837,000
  Interest expense                                  (11,000)           (13,000)
  Net gain on investment securities                 422,000            319,000
                                               ------------       ------------
Total other income                                1,273,000          1,143,000
                                               --------------     ------------
Income (loss) before taxes                          386,000         (2,486,000)

Income tax expense (benefit)                         82,000           (671,000)
                                               ------------       ------------
Net income (loss)                                $  304,000       $ (1,815,000)

Earnings (loss) per share: (Note 5)

      Basic                                           $0.06             $(0.33)

      Diluted                                         $0.06             $(0.33)

Cash dividends declared per share                    $0.175             $0.175


See notes to condensed consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

              A S S E T S
              -----------

                                                              AS OF
                                             -----------------------------------
                                                    February 26,    November 27,
                                                       2000            1999
                                             -----------------------------------
Current Assets:

 Cash and cash equivalents (Note 2)                $   7,622,000  $   6,078,000
 Investment securities available-for-sale
   (Note 3)                                           58,505,000     57,752,000
 Accounts receivable-net of allowance of
   $1,600,000 and $1,500,000 for doubtful
   accounts                                           19,287,000     21,417,000
 Inventories (Note 4)                                 23,054,000     24,002,000
 Other current assets                                  1,937,000      2,215,000
                                                  --------------  -------------
   Total current assets                              110,405,000    111,464,000
                                                  --------------  -------------

Property, plant and equipment - at cost              131,479,000    131,021,000
Less: Accumulated depreciation                        96,137,000     94,612,000
                                                  --------------  -------------
                                                      35,342,000     36,409,000

Other assets                                           4,266,000      4,305,000
                                                  --------------  -------------
                                                    $150,013,000   $152,178,000
                                                  ==============   ============

See notes to condensed consolidated financial statements.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                           ---------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                     ---------------------------------------

                                                              AS OF
                                             -----------------------------------
                                                    February 26,    November 27,
                                                       2000            1999
                                             -----------------------------------
Current liabilities:

 Accounts payable                                 $  7,446,000     $  7,191,000
 Corporate income and other taxes                    1,186,000        1,553,000
 Accrued payroll and related expenses                1,189,000        1,829,000
 Dividends payable                                     937,000          946,000
 Other current liabilities                             630,000          562,000
 Deferred income taxes                                 287,000          517,000
                                                  ------------     ------------
   Total current liabilities                        11,675,000       12,598,000
                                                  ------------     ------------
Obligations under capital leases - net of
   current maturities                                  397,000          409,000

Other noncurrent liabilities                         3,313,000        3,313,000

Deferred income taxes                                5,260,000        5,070,000
                                                  ------------     ------------
    Total liabilities                               20,645,000       21,390,000
                                                  ------------     ------------

Stockholders' equity                               129,368,000      130,788,000
                                                  ------------     ------------
                                                  $150,013,000     $152,178,000
                                                  ============     ============

See notes to condensed consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED FEBRUARY 26, 2000

                                                                                Loan to
                                                                                Employee     Accumulated    Treasury
                                Common Stock *            Additional             Stock         Other          Stock
                                 Number of                Paid-in    Retained   Ownership    Comprehensive   Number of
                       Total      Shares       Amount     Capital    Earnings     Plan       Income (Loss)    Shares       Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at
November 27, 1999   $130,788,000  6,591,944 $1,319,000 $6,967,000 $161,445,000 ($5,537,000) ($411,000)     (1,188,389) ($32,995,000)

Net Income               304,000                                       304,000

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes      (239,000)                                                            (239,000)
                        --------
Total comprehensive
  income                  65,000

Cash dividends          (937,000)                                     (937,000)

Purchase of
  treasury stock        (548,000)                                                                             (50,039)     (548,000)
                    ----------------------------------------------------------------------------------------------------------------
Balance at
February 26, 2000   $129,368,000  6,591,944 $1,319,000 $6,967,000 $160,812,000 ($5,537,000) ($650,000)     (1,238,428) ($33,543,000)
(Unaudited)         ================================================================================================================

* Common stock $0.20 par value - 15,000,000 shares authorized.
Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued. See notes to condensed consolidated financial statements.

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE 13 WKS ENDED
                                             -----------------------------------
                                                     February 26,   November 27,
                                                        2000           1999
                                             -----------------------------------
OPERATING ACTIVITIES:
Net Income (Loss)                                        $304,000   ($1,815,000)
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                        175,000       100,000
     Depreciation and amortization                      1,525,000     1,617,000
     Deferred income taxes                                119,000        (6,000)
     Net gain on investment securities                   (422,000)     (319,000)
     Compensation under restricted stock plan              -             12,000
     Decrease (increase) in:
     Accounts receivable                                1,955,000     5,993,000
      Inventories                                         948,000     2,240,000
     Other current assets                                 278,000      (745,000)
     Other assets                                          39,000        80,000
    (Decrease) increase in:
     Accounts payable                                     255,000    (2,244,000)
     Accruals and other liabilities                      (960,000)   (1,356,000)
                                                    -------------  ------------
     Net cash provided by
     operating activities                               4,216,000     3,557,000
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment            (458,000)   (1,530,000)

   Proceeds from sales of investment securities                 -     1,208,000

   Acquisition of investment securities                  (729,000)     (709,000)
                                                    -------------  ------------
   Net cash used in
   investing activities                                (1,187,000)   (1,031,000)
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                            (548,000)   (3,196,000)
   Dividends                                             (937,000)     (948,000)
   Exercise of stock options                              -              54,000
                                                    -------------  ------------
   Net cash used in financing activities               (1,485,000)   (4,090,000)
                                                    -------------  ------------
   Increase (decrease) in cash and cash equivalents     1,544,000    (1,564,000)

   Cash and cash equivalents, beginning of period       6,078,000     6,078,000
                                                    -------------  ------------
   Cash and cash equivalents, end of period            $7,622,000    $4,514,000
                                                    =============  ============

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended February 26, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 2000. The balance sheet at November 27, 1999 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999.


2.  Cash and cash equivalents consist of the following (in thousands):


                                         February 26, 2000     November 26, 1999
                                         -----------------     -----------------

Cash                                          $1,416                $2,078

Tax-free short-term debt instruments           6,206                 4,000
                                              ------                ------
                                              $7,622                $6,078
                                              ======                ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

     At February 26, 2000 and November 27, 1999 investment securities available-for-sale consist of the following (in thousands):

                                                        Gross                Gross
                                                      Unrealized           Unrealized
                                                       Holding               Holding            Fair
February 26, 2000 (Unaudited)           Cost            Gain                  Loss              Value
-----------------------------           ----            ----                  ----              -----
Equities                               $ 1,225         $       -             ($     38)        $  1,187

U.S. Treasury obligations
and cash equivalents                    15,937                 -                                 15,937

Tax-exempt obligations                  21,959                17             (     583)          21,393

Corporate bonds                         20,466                15             (     493)          19,988
                                      --------         ---------             ---------         --------
                                      $ 59,587         $      32             (  $1,114)         $58,505
                                      ========         =========             =========          =======

                                                        Gross                Gross
                                                      Unrealized           Unrealized
                                                       Holding               Holding            Fair
November 27, 1999                       Cost            Gain                  Loss              Value
-----------------                       ----            ----                  ----              -----
Equities                               $ 1,224         $       -               ($   25)        $  1,199

U.S. Treasury obligations               12,587                 1                     -           12,588

Tax-exempt obligations                  24,168                55               (   380)          23,843

Corporate bonds                         20,457                19               (   354)          20,122
                                      --------         ---------               -------          -------
                                      $ 58,436         $      75               ($  759)         $57,752
                                      ========         =========               =======          =======

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                          February 26, 2000    November 27, 1999
                                          -----------------    -----------------

Raw materials                                 $  6,522,000         $ 7,337,000
Work in process                                  7,963,000           7,871,000
Finished goods                                   8,569,000           8,794,000
                                              ------------         -----------
         Total                                $ 23,054,000         $24,002,000
                                              ============         ===========
Approximate percentage of
   inventories valued
   under LIFO valuation                            55%                  53%

Excess of FIFO valuation
   over LIFO valuation                        $  3,000,000         $ 3,000,000
                                              ============         ===========

5.       Earnings Per Share:

         Basic and diluted earnings (loss) per share for the 13 weeks ended February 26, 2000 and February 27, 1999 are calculated as follows:

                                                     Net
                                                    Income             Per-share
                                                    (loss)     Shares    Amount
                                                    ------     ------    ------
     For the 13 weeks ended February 26, 2000:

     Basic and diluted earnings per share           $304,000  5,373,856  $0. 06
                                                    --------  ---------  ------


     For the 13 weeks ended February 27, 1999:

     Basic and diluted loss per share            ($1,815,000) 5,435,028 ($0.33)
                                                 ------------ --------- -------

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Segment Information:

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

                                 (in thousands)

                                                        Home Fashions
First Quarter Ended 02/26/00       Apparel            and Accessories      Other            Total
----------------------------       -------            ---------------      -----            -----
External sales                      $22,937                $2,958          $2,444           $28,339
Intersegment sales                    2,706                    25              71             2,802
Operating income/(loss)              (1,561)                  681              (7)             (887)
Depreciation expense                  1,361                    14             119             1,494
Segment assets                       51,002                 2,505           4,576            58,083
Capital expenditures                    257                     -             195               452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       Home
                                                      Fashions
                                                        and
First Quarter Ended 02/27/99           Apparel        Accessories         Other            Total
----------------------------           -------        -----------         -----            -----
External sales                          $23,342         $3,583           $2,082           $29,007
Intersegment sales                        3,407             22              187             3,616
Operating income/(loss)                  (3,224)            88             (493)           (3,629)
Depreciation expense                      1,465             14              101             1,580
Segment assets                           56,367          5,068            4,562            65,997
Capital expenditures                      1,040             19              469             1,528

Revenues                                               2000            1999
--------                                               ----            ----

Total external sales for segments                    $28,339          $29,007
Intersegment sales for segments                        2,802            3,616
Elimination of intersegment sales                     (2,802)          (3,616)
                                                     -------          -------
Total consolidated sales                             $28,339          $28,339
                                                     =======          =======

Profit or Loss                                        2000             1999
--------------                                        ----             ----

Total operating income (loss) for segments           $  (887)         $(3,629)
Total other income                                     1,273            1,143
                                                     -------          -------
Income (loss) before taxes on income                 $   386          $(2,486)
                                                     =======          =======

Assets                                                2000              1999
------                                                ----              ----

Total segments assets                                $58,083           65,997
Assets not allocated to segments                      91,930            6,181
                                                    --------         --------
Total consolidated assets                           $150,013         $152,178
                                                   =========         ========

Other Significant Items                               2000              1999
-----------------------                               ----              ----

Depreciation expense                                $  1,494          $ 1,580
Not allocated to segments                                 31                7
                                                    --------          -------
Consolidated total                                  $ 1 ,525          $ 1,617
                                                    ========          =======
Capital expenditures                                $    452          $ 1,528
Not allocated to segments                                  6                2
                                                    --------          -------
Consolidated total                                  $    458          $ 1,530
                                                    ========          =======

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Comprehensive Income (Loss):

         Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income (loss) was $65,000 and ($1,927,000) for the quarter ended February 26, 2000 and February 27, 1999, respectively.


8.  Contingencies:

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

                           PART II. OTHER INFORMATION
                        --------------------------------


        Item 6. Exhibits and Reports on Form 8-K
        ----------------------------------------

        a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


        b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending February 26, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
First Quarter
Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

         Net sales for the first quarter of fiscal 2000 were $28,339,000 as compared to $29,007,000 in the similar 1999 period, a decrease of $668,000 or 2.3%. Business conditions within the domestic textile industry remained depressed, and the Company continued to experience competitive market conditions, both domestic and foreign. U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales levels. Certain of the Company's products enjoyed stronger customer demand.

         Overall Company gross margins for the quarter improved to 8.6% from 0.8% last year. Margins were aided by improved product mix and lower cost structures. The Company has intensified its cost control programs. In the 1999 quarter, a reduction in LIFO reserves arising from lower average FIFO cost levels benefited margins in the amount of $1,095,000. In the current quarter, no adjustments to LIFO inventory reserves were required.

         Selling, general and administrative expenses in the current quarter decreased by $537,000, or 13.9%. Reduced expenses related primarily to incentive-based compensation, lower related salaries and salesmen commissions. As a percentage of sales, such costs decreased to 11.8% from 13.4%.

         The effective income tax rate for the current quarter was 21.2% as against a tax benefit in the comparative 1999 period.

         As a result of these factors, quarterly net income was $304,000, compared to net loss of $(1,815,000) in last year's first quarter.

         For the current quarter, basic and diluted earnings per share were $0.06 compared to basic and diluted losses of $(0.33) per share in last years' first quarter.

Liquidity and Capital Resources
-------------------------------

         Operating activities provided cash of $4,216,000 and $3,557,000, for the 13 weeks ended February 26, 2000 and February 27, 1999 respectively. Of this increase, $2,119,000 relates to comparative changes in net income, $1,023,000 in other current assets and $2,895,000 to accounts payable, accruals and other liabilities. These increases were offset by reductions of $4,038,000 in accounts receivable and $1,292,000 in inventories.

         Capital expenditures for the quarter were approximately $450,000 compared to approximately $1.5 million in the comparative 1999 first quarter.

         During the quarter, the Company repurchased 50,039 shares of its common stock at an average price of $11.05. The Company intends to continue to purchase its shares of common stock from time-to-time, as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.175 per share, payable April 21, 2000, to stockholders of record as of March 15, 2000.

         Stockholders' equity was $129,368,000 ($24.16 book value per share) at February 26, 2000, as compared to $130,788,000,

($24.20 book value per share) at the previous fiscal year-end November 27, 1999, and $131,522,000 ($24.29 book value per share) at the end of the comparative 1999 first quarter.

         Management believes that the current financial position of the company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.

Pending Accounting Pronouncements
---------------------------------

         In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as a result of the FASB's issuance in August 1999 of FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

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



Dated: April 10, 2000                         FAB INDUSTRIES, INC.



                                              By: /s/ David A. Miller
                                                 ------------------------------
                                                      David A. Miller
                                              Vice President-Finance, Treasurer
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)