Form 10-Q
period 2000-05-27
FAB INDUSTRIES INC
filed 2000-07-11
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 27, 2000
                              ---------------------------------------

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ________________

Commission file number                1-5901
                      -----------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x     No
                                        ----      ----

        CLASS                               Shares Outstanding at July 11, 2000
----------------------------                -----------------------------------
Common stock, $.20 par value                            5,330,389

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                       PAGE

          Table of Contents                                                 1

          Condensed Consolidated Statements of Operations
          13 Weeks ended May 27, 2000 and May 29, 1999                      2

         Condensed Consolidated Statements of Operations
          26 Weeks ended May 27, 2000 and May 29, 1999                      3

         Condensed Consolidated Balance Sheets (Asset Section)
          May 27, 2000 and November 27, 1999                                4

         Condensed Consolidated Balance Sheets (Liabilities and
         Stockholders' Equity Section)
         May 27, 2000 and November 27, 1999                                 5


         Condensed Consolidated Statements of Stockholders' Equity
          26 Weeks ended May 27, 2000                                       6

          Condensed Consolidated Statements of Cash Flows
          26 Weeks ended May 27, 2000 and May 29, 1999                      7


          Notes to Condensed Consolidated Financial Statements              8

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders       15

         Item 6. Exhibits and Reports on Form 8-K                          16


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  17


SIGNATURES                                                                 20

                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE 13 WKS ENDED
                                                   -----------------------------
                                                    May 27, 2000    May 29, 1999
                                                   -----------------------------


Net sales                                          $ 29,541,000    $ 37,467,000
Cost of goods sold                                   26,266,000      31,801,000
                                                   ------------    ------------
Gross profit                                          3,275,000       5,666,000
Selling, general and administrative expenses          3,619,000       4,112,000
                                                   ------------    ------------
Operating income (loss)                                (344,000)      1,554,000
                                                   ------------    ------------
 Other income (expense):
  Interest and dividend income                          963,000         686,000
  Interest expense                                      (25,000)        (17,000)
  Net gain on investment securities                     538,000         467,000
                                                   ------------    ------------
Total other income                                    1,476,000       1,136,000
                                                   ------------    ------------
Income before taxes                                   1,132,000       2,690,000

Taxes on income                                         300,000         708,000
                                                   ------------    ------------
Net Income                                         $    832,000    $  1,982,000
                                                   ============    ============


Earnings per share (Note 5):

      Basic                                              $ 0.16         $ 0.37

      Diluted                                            $ 0.16         $ 0.37

      Cash dividends declared per share                  $ 0.10         $ 0.175

See notes to consolidated financial statements.


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE 26 WKS ENDED
                                                  ------------------------------
                                                   May 27, 2000    May 29, 1999
                                                  ------------------------------

Net sales                                          $ 57,880,000    $ 66,474,000
Cost of goods sold                                   52,154,000      60,562,000
                                                   ------------    ------------
Gross profit                                          5,726,000       5,912,000
Selling, general and administrative expenses          6,957,000       7,987,000
                                                   ------------    ------------
Operating income                                     (1,231,000)     (2,075,000)
                                                   ------------    ------------
 Other income (expense):
  Interest and dividend income                        1,825,000       1,523,000
  Interest expense                                      (36,000)        (30,000)
  Net gain on investment securities                     960,000         786,000
                                                   ------------    ------------
Total other income                                    2,749,000       2,279,000
                                                   ------------    ------------
Income before taxes                                   1,518,000         204,000

Taxes on Income                                         382,000          37,000
                                                   ------------    ------------
Net Income                                         $  1,136,000    $    167,000

Earnings per share (Note 5):

      Basic                                              $0.21            $0.03

      Diluted                                            $0.21            $0.03

      Cash dividend declared per share                   $0.275           $0.350


See notes to consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                           -   -  -  -  -  -

                                                                     AS OF
                                                     --------------------------------------
                                                     May 27, 2000       November 27, 1999
                                                     --------------------------------------
Current Assets:

 Cash and cash equivalents (Note 2)                  $  8,189,000       $  6,078,000
 Investment securities available-for-sale (Note 3)     59,302,000         57,752,000
 Accounts receivable-net of allowance of
   $300,000 and $1,500,000 for doubtful accounts       18,229,000         21,417,000
 Inventories (Note 4)                                  24,340,000         24,002,000
 Other current assets                                   2,075,000          2,215,000
                                                     ------------       ------------
   Total current assets                               112,135,000        111,464,000
                                                     ------------       ------------

Property, plant and equipment - at cost               131,884,000        131,021,000
Less: Accumulated depreciation                         97,662,000         94,612,000
                                                     ------------       ------------
                                                       34,222,000         36,409,000

Other assets                                            4,059,000          4,305,000
                                                     ------------       ------------
                                                     $150,416,000       $152,178,000
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


                                       (4)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                     --------------------------------------

                                                         AS OF
                                            ------------------------------------
                                            May 27, 2000      November 27,  1999
                                            ------------------------------------

Current liabilities:

 Accounts payable                           $  7,354,000         $  7,191,000
 Corporate income and other taxes              1,360,000            1,553,000
 Accrued payroll and related expenses          1,765,000            1,829,000
 Dividends payable                               534,000              946,000
 Other current liabilities 992,000               562,000
 Deferred income taxes                           101,000              517,000
                                            ------------         ------------
   Total current liabilities                  12,106,000           12,598,000
                                            ------------         ------------
Obligations under capital leases - net of
   current maturities                            385,000              409,000

Other noncurrent liabilities                   3,144,000            3,313,000

Deferred income taxes                          5,450,000            5,070,000
                                            ------------         ------------
    Total liabilities                         21,085,000           21,390,000
                                            ------------         ------------

Stockholders' equity                         129,331,000          130,788,000
                                            ------------         ------------
                                            $150,416,000         $152,178,000
                                            ============         ============


See notes to consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE 26 WEEKS ENDED MAY 27, 2000


                                                Common Stock *
                                                ============                  Additional                      Loan to
                                                Number  of                    Paid-in         Retained        Employee Stock
                                  Total         Shares             Amount     Capital         Earnings        Ownership Plan
------------------------------------------------------------------------------------------------------------------------------
Balance at
November 27, 1999           $ 130,788,000        6,591,944    $   1,319,000   $   6,967,000   $ 161,445,000   ($  5,537,000)

Net income                      1,136,000                                                         1,136,000

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes               (411,000)
                                 --------


Total comprehensive
income                            725,000

Cash dividends                                                                                   (1,471,000)

Purchase of
treasury stock                   (711,000)

---------------------------------------------------------------------------------------------------------------------------

Balance at
May 27, 2000                $ 129,331,000        6,591,944    $   1,319,000   $   6,967,000   $ 161,110,000   ($  5,537,000)
                            =============        =========    =============   =============   =============   =============
                                  Accumulated
                                    Other          Treasury Stock
                                 Comprehensive      =============
                                    Income          Number of
                                    (Loss)          Shares          Cost
                             -------------------------------------------------
Balance at
November 27, 1999                 ($411,000)      (1,188,389)   ($ 32,995,000)

Net income

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes                 (411,000)



Total comprehensive
income

Cash dividends
                                                                   (1,471,000)
Purchase of
treasury stock                                       (63,633)      (  711,000)


---------------------------------------------------------------------------------

Balance at
May 27, 2000                  ($    822,000)      (1,252,022)   ($ 33,706,000)
                              =============       ==========    =============


* Common stock $0.20 par value - 15,000,000 shares authorized.
Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

                 See notes to consolidated financial statements.


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE 26 WKS ENDED
                                                    --------------------------
                                                    May 27, 2000  May 29, 1999
                                                    --------------------------

OPERATING ACTIVITIES:
Net Income                                          $ 1,136,000    $   167,000
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                      725,000        400,000
     Depreciation and amortization                    3,050,000      3,225,000
     Deferred income taxes                              237,000        (11,000)
     Net gain on investment securities                 (960,000)      (786,000)
     Compensation under restricted stock plan                 0         12,000
     Decrease (increase) in:
     Accounts receivable                              2,463,000     (1,031,000)
      Inventories                                      (338,000)     3,411,000
     Other current assets                               140,000       (217,000)
     Other assets                                       246,000        (29,000)
    (Decrease) increase in:
     Accounts payable                                   163,000     (1,457,000)
     Accruals and other liabilities                     (20,000)      (375,000)
                                                    -----------    -----------
     Net cash provided by
     operating activities                             6,842,000      3,309,000
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment          (863,000)    (2,130,000)

   Proceeds from sales of investment securities               0      1,195,000

   Acquisition of investment securities              (1,275,000)    (1,094,000)
                                                    -----------    -----------
   Net cash used in
   investing activities                              (2,138,000)    (2,029,000)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                          (711,000)    (3,292,000)
   Dividends                                         (1,882,000)    (1,895,000)
   Exercise of stock options                                  0         54,000
                                                    -----------    -----------
   Net cash used in financing activities             (2,593,000)    (5,133,000)
                                                    -----------    -----------
   Increase/(Decrease) in cash and cash equivalents   2,111,000     (3,853,000)

   Cash and cash equivalents, beginning of period     6,078,000      6,078,000
                                                    -----------    -----------
   Cash and cash equivalents, end of period         $ 8,189,000    $ 2,225,000
                                                    ===========    ===========

   See notes to consolidated financial statements.


                                       (7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 27, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 2000. The balance sheet at November 27, 1999 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999.


2.  Cash and cash equivalents consist of the following (in thousands):



                                                May 27, 2000  November 27, 1999
                                                ------------  -----------------

Cash                                               $1,480          $2,078

Tax-free short-term debt instruments                6,709           4,000
                                                    -----           -----
                                                   $8,189          $6,078
                                                   ======          ======


                                       (8)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At May 27, 2000 and November 27, 1999, investment securities available-for-sale consist of the following (in thousands):

                                                Gross       Gross
                                                Unrealized  Unrealized
                                                Holding     Holding     Fair
May 27, 2000                            Cost    Gain        Loss        Value
---------------------------------    --------   ---------   ---------- ---------
Equities                             $  1,225   $     --    ($   48)   $  1,177

U.S. Treasury obligations
and cash equivalents                   14,995         27         --
                                                                         15,022


Tax-exempt obligations                 21,912          6       (696)
                                                                         21,222

Corporate bonds                        22,540         --       (659)     21,881
                                     --------   --------    --------    --------
                                     $ 60,672   $     33    ($ 1,403)   $ 59,302
                                     ========   ========    ========    ========



                                                Gross       Gross
                                                Unrealized  Unrealized
                                                Holding     Holding     Fair
May 27, 1999                            Cost    Gain        Loss        Value
---------------------------------    --------   ---------   ---------- ---------

Equities                             $  1,224   $     --    ($    25)   $  1,199

U.S. Treasury obligations              12,587          1          --      12,588

Tax-exempt obligations                 24,168         55        (380)     23,843

Corporate bonds                        20,457         19        (354)     20,122
                                     --------   --------    --------    --------
                                     $ 58,436   $     75    ($   759)   $ 57,752
                                     ========   ========    ========    ========


                                       (9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

    The Company's inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out ( (LIFO) method, with the remainder being determined by the first-in, first-out (FIFO) method. Because the inventory valuation under the LIFO method is based upon an annual determination of inventory levels and costs as of the fiscal year-end, the interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.



                                         May 27, 2000          November 27, 1999
                                         ------------          -----------------

Raw materials                            $ 7,965,000                $ 7,337,000
Work in process                            8,468,000                  7,871,000
Finished goods                             7,907,000                  8,794,000
                                         -----------                -----------
         Total                           $24,340,000                $24,002,000
                                         ===========                ===========

Approximate percentage of
inventories valued
under LIFO valuation                            54%                          53%

Excess of FIFO valuation
over LIFO valuation                     $  3,000,000               $  3,000,000
                                        ============               ============


                                      (10)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended May 27, 2000 and May 29, 1999 are calculated as follows:

                                                  Net                  Per-share
                                                Income        Shares    Amount
                                                ------        ------    ------

     For the 13 weeks ended May 27, 2000:
     Basic and diluted earnings per share      $  832,000    5,347,092   $0.16
                                               ==========    =========   =====

     For the 13 weeks ended May 29, 1999
     Basic earnings per share                  $1,982,000    5,413,898   $0.37
                                                                         =====

     Effect of assumed conversion of employee
     stock options                                     --        2,230
                                               ----------   ----------
     Diluted earnings per share                $1,982,000    5,416,128   $0.37
                                               ==========   ==========   =====



     Basic and diluted earnings per share for the 26 weeks ended May 27, 2000 and May 29, 1999 are calculated as follows:





                                                    Net                Per-share
                                                  Income       Shares    Amount
                                                  ------       ------    ------
     For the 26 weeks ended May 27, 2000
     Basic and diluted earnings per share        $1,136,000    5,360,474   $0.21
                                                 ==========   ==========   =====

     For the 26 weeks ended May 29, 1999
     Basic earnings per share                    $  167,000    5,424,462   $0.03
                                                                           =====

     Effect of assumed conversion of employee
     stock options                                       --        9,261
                                                 ----------   ----------
     Diluted earnings per share                  $  167,000    5,433,723   $0.03
                                                 ==========   ==========   =====


                                      (11)

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

                                 (in thousands)


                                        Home Fashions
26 Weeks Ended 05/27/00       Apparel   and Accessories      Other       Total
-----------------------       -------   ---------------      -----       -----
External sales              $ 46,983     $  6,252         $  4,645     $ 57,880
Intersegment sales             5,607           37              144        5,788
Operating income/(loss)       (2,737)       1,549              (43)      (1,231)
Segment assets                51,259        2,575            4,391       58,225


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)


                                        Home Fashions
26 Weeks Ended 05/29/99       Apparel   and Accessories      Other       Total
-----------------------       -------   ---------------      -----       -----
External sales              $ 54,031     $  7,601        $  4,842     $ 66,474
Intersegment sales             6,538           30             322        6,890
Operating income/(loss)       (2,265)         574            (384)      (2,075)
Segment assets                53,024        2,506           4,396       59,926


                                                             26 Weeks Ended
                                                             --------------
Profit or Loss                                          May 27            May 29
--------------                                          ------            ------
                                                         2000              1999
                                                         ----              ----

Total operating income (loss) for segments           $  (1,231)       $ (2,075)
Total other income
                                                         2,749           2,279
                                                     -----------         -----
Income (loss) before taxes on income                 $   1,518         $   204
                                                     ===========       =======




                                        Home Fashions
13 Weeks Ended 05/27/00       Apparel   and Accessories      Other       Total
-----------------------       -------   ---------------      -----       -----
External sales                $ 24,046  $  3,294          $  2,201     $ 29,541
Intersegment sales               2,901        12                73        2,986
Operating income/(loss)         (1,176)      868               (36)        (344)



                                        Home Fashions
13 Weeks Ended 05/29/99       Apparel   and Accessories      Other       Total
-----------------------       -------   ---------------      -----       -----
External sales                $30,689     $ 4,018          $ 2,760     $37,467
Intersegment sales              3,131           8              135       3,274
Operating income/(loss)           959         486              109       1,554


                                                              13 Weeks Ended
Profit or Loss                                             May 27       May 29
--------------                                             ------       ------
                                                             2000         1999
                                                             ----         ----

Total operating income (loss) for segments               $  (344)      $ 1,554
Total other income                                          1,476        1,136
                                                         ----------    -------
Income (loss) before taxes on income                     $  1,132      $ 2,690
                                                         ==========    =======


                                      (13)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Comprehensive Income (Loss):

         Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income (loss) was $725,000 and ($154,000) for the 26 weeks ended May 27, 2000 and May 29, 1999, respectively and $660,000 and $1,773,000 for the 13 weeks ended May 27, 2000 and May 29, 1999, respectively.


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


                                      (14)

PART II.  OTHER INFORMATION
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        The Company held its Annual Meeting of Stockholders on May 4, 2000. The two matters submitted to a vote of the Company's stockholders were (i) the election of two directors to Class III of the Company's Board of Directors and
(ii) the consideration of a proposal submitted by Mr. Ralph Young to urge the Company's Board of Directors to retain the services of an investment banking company for the purpose of studying and recommending the best course of action between the choices of selling, liquidating or continuing the operations of the Company.

        The Company's stockholders elected Messrs. Samson Bitensky and Frank S. Greenberg to Class III of the Company's Board of Directors, to hold office until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                    Samson Bitensky
                    ---------------

                    Voted for                        4,590,004
                    Authority withheld                 473,852
                    Abstained                                0
                    Broker non-votes                         0


                    Frank S. Greenberg
                    ------------------

                    Voted for                        4,589,124
                    Authority withheld                 474,732
                    Abstained                                0
                    Broker non-votes                         0

                    The Company's stockholders rejected the stockholder proposal. The results of the voting were as follows:

                    Voted for                        1,221,995
                    Voted Against                    3,297,407
                    Authority withheld                  81,915
                    Abstained                                0
                    Broker non-votes                         0


                                      (15)

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------

      a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


      b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending May 27, 2000.


                                      (16)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter and Six Months
Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

         Net sales for the second quarter of fiscal 2000 were $29,541,000 as compared to $37,467,000 in the similar 1999 period, a decrease of 21.2%. For the six months ended May 27, 2000, net sales were $57,880,000, a decline of $8,594,000, or 12.9%, from 1999. Business conditions within the domestic textile industry remained depressed and the Company has continued to experience competitive market conditions, both domestic and foreign. U.S. firms are forced to compete against a flood of cheap imports and falling demand for U.S. goods overseas. These factors have continued to exert downward pressure on the Company's sales levels.

     Gross margins for the second quarter 2000 as a percentage of sales declined from 15.1% to 11.1%. Lower sales volume reduced operating schedules at manufacturing plants. In the current quarter and in the comparative 1999 period no adjustments to LIFO inventory reserves were required. For the six months ended May 27, 2000, gross margins were 9.9% compared to 8.9% in 1999. In the 1999 six months, a reduction in LIFO inventory reserves arising principally from lower average FIFO costs levels benefited margins in the amount of $1,095,000. In the 2000 six months, no adjustments to LIFO inventory reserves were required. The Company has intensified its cost control program.

     Selling, general and administrative expenses in the current quarter decreased by $493,000 or 12.0%. Reduced expenses related primarily to incentive-based compensation, lower related


                                      (17)
salaries and salesmen commissions. As a percentage of sales, such costs increased from 11.0% to 12.3% because of lower sales volume. For the six months ended May 27, 2000, selling, general and administrative expenses decreased by $1,030,000 or 12.9% and as a percentage of sales remained the same at 12.0%.

     Interest and dividend income for the current quarter increased by $277,000, as a result of both higher average available balances and higher average rates.

     As a result of these factors, quarterly net income was $832,000, compared to $1,982,000 in last year's second quarter.

     For the current quarter, basic and diluted earnings were $0.16 compared to $0.37 last year. For the six months, basic and diluted earnings per share were $0.21 compared to $0.03 last year.

Liquidity and Capital Resources
-------------------------------

         Operating activities for the six months period provided cash of $6,842,000, as compared to $3,309,000 in the comparable 1999 period. Of this increase, $3,494,000 relates to comparative changes in accounts receivable, $1,975,000 in accounts payable and other liabilities, $632,000 to current and other assets and $969,000 increase in net income offset by $3,749,000 in inventories.

     Capital expenditures for the six months were $863,000 against $2,130,000 in the comparable 1999 period.

     During the first six months of fiscal 2000, the Company repurchased 63,633 shares of its common stock at an average price of $11.17. The Company intends to continue to purchase its shares of common stock from time-to-time as market conditions warrant and price criteria are met.

     The Company declared a quarterly dividend of $0.10 per share, payable July 21, 2000, to stockholders of record as of June 9, 2000.


                                      (18)

     Stockholders' equity was $129,331,000, ($24.22 book value per share) at May 27, 2000, as compared to $130,788,000, ($24.20 book value per share) at the previous fiscal year-end November 27, 1999, and $132,252,000, ($24.45 book value per share) at the end of the comparative 1999 second quarter. Management believes that the current financial position of the Company is more than adequate to internally fund any future expenditures to maintain, modernize and expand its manufacturing facilities, and pay dividends.

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

Dated: July 11, 2000                       FAB INDUSTRIES, INC.

                                           By:  /s/ David A. Miller
                                                -------------------------
                                                     David A. Miller

                                           Vice President-Finance, Treasurer
                                           And Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)