Form 10-Q
period 2000-08-26
FAB INDUSTRIES INC
filed 2000-10-10
CIK 34136

Form 10-Q Quarterly Report
                           --------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 26, 2000
                              ---------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                        ----      ----

        CLASS                             Shares Outstanding at October 10, 2000
----------------------------              --------------------------------------
Common stock, $.20 par value                            5,281,486

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

         Table of Contents                                                     1

         Condensed Consolidated Statements of Income
         13 Weeks ended August 26, 2000 and August 28, 1999                    2

         Condensed Consolidated Statements of Income
         39 Weeks ended August 26, 2000 and August 28, 1999                    3

         Condensed Consolidated Balance Sheets (Asset Section)
         August 26, 2000 and November 27, 1999                                 4

         Condensed Consolidated Balance Sheets (Liability and Stockholders'
         Equity Section) August 26, 2000 and November 27, 1999                 5

         Condensed Consolidated Statements of Stockholders' Equity
         39 Weeks ended August 26, 2000                                        6

         Condensed Consolidated Statements of Cash Flows
         39 Weeks ended August 26, 2000 and August 28, 1999                    7

         Notes to Condensed Consolidated Financial Statements                  8

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             15

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     16


SIGNATURES                                                                    19


                                       (1)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                      FOR THE 13 WKS ENDED
                                               --------------------------------
                                               August 26, 2000  August 28, 1999
                                               --------------------------------

Net sales                                          $ 29,276,000    $ 30,174,000
Cost of goods sold                                   26,035,000      27,612,000
                                                   ------------    ------------
Gross profit                                          3,241,000       2,562,000

Selling, general and administrative expenses          2,811,000       3,758,000
                                                   ------------    ------------
Operating income (loss)                                 430,000      (1,196,000)
                                                   ------------    ------------
 Other income (expense):
  Interest and dividend income                          988,000         711,000
  Interest expense                                      (25,000)        (28,000)
  Net gain on investment securities                     120,000         616,000
                                                   ------------    ------------
Total other income                                    1,083,000       1,299,000
                                                   ------------    ------------
Income before taxes                                   1,513,000         103,000

Income tax expense (benefit)                            454,000        (154,000)
                                                   ------------    ------------
Net Income                                         $  1,059,000    $    257,000
                                                   ============    ============


Earnings per share (Note 6):

      Basic                                               $0.20           $0.05

      Diluted                                             $0.20           $0.05

      Cash Dividend declared per share                    $0.10          $0.175

See notes to consolidated financial statements.


                                       (2)

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE 39 WKS ENDED
                                              --------------------------------------
                                              August 26, 2000     August 28,  1999
                                              --------------------------------------
Net sales                                          $ 87,156,000    $ 96,648,000
Cost of goods sold                                   78,189,000      88,174,000
                                                   ------------    ------------
Gross profit                                          8,967,000       8,474,000

Selling, general and administrative expenses          9,768,000      11,745,000
                                                   ------------    ------------
Operating (loss)                                       (801,000)     (3,271,000)
                                                   ------------    ------------
 Other income (expense):
  Interest and dividend income                        2,813,000       2,234,000
  Interest expense                                      (61,000)        (58,000)
  Net gain on investment securities                   1,080,000       1,402,000
                                                   ------------    ------------
Total other income                                    3,832,000       3,578,000
                                                   ------------    ------------
Income before taxes                                   3,031,000         307,000

Income tax expense (benefit)                            836,000        (117,000)
                                                   ------------    ------------
Net Income                                         $  2,195,000    $    424,000
                                                   ============    ============

Earnings per share (Note 6):

      Basic                                               $0.41           $0.08

      Diluted                                             $0.41           $0.08

      Cash Dividend declared per share                    $0.375          $0.525

See notes to consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                           -   -  -  -  -  -

                                                                                          AS OF
                                                                   --------------------------------------------------
                                                                         August 26, 2000        November 27, 1999
                                                                   --------------------------------------------------
Current assets:

 Cash and cash equivalents (Note 2)                                    $ 10,309,000                  $  6,078,000
 Investment securities available-for-sale (Note 3)                       61,373,000                    57,752,000
 Accounts receivable-net of allowance of
   $400,000 and $1,500,000 for doubtful accounts                         18,840,000                    21,417,000
 Inventories (Note 4)                                                    23,403,000                    24,002,000
 Other current assets                                                     1,752,000                     2,215,000
                                                                       ------------                  ------------
   Total current assets                                                 115,677,000                   111,464,000
                                                                       ------------                  ------------

Property, plant and equipment - at cost                                 132,133,000                   131,021,000
Less: Accumulated depreciation                                           99,160,000                    94,612,000
                                                                       ------------                  ------------
                                                                         32,973,000                    36,409,000

Other assets                                                              4,151,000                     4,305,000
                                                                       ------------                  ------------
                                                                       $152,801,000                  $152,178,000
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


                                      (4)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      -------------------------------------

                                                                                             AS OF
                                                                    ---------------------------------------------------
                                                                       August 26, 2000           November 27,  1999
                                                                    --------------------------------------------------
Current liabilities:

 Accounts payable                                                     $  7,549,000                $  7,191,000
 Corporate income and other taxes                                        1,787,000                   1,553,000
 Accrued payroll and related expenses                                    1,433,000                   1,829,000
 Dividends payable                                                         532,000                     946,000
 Other current liabilities                                                 717,000                     562,000
 Deferred income taxes                                                     410,000                     517,000
                                                                      ------------                ------------
   Total current liabilities                                            12,428,000                  12,598,000
                                                                      ------------                ------------
Obligations under capital leases - net of
   current maturities                                                      374,000                     409,000

Other noncurrent liabilities                                             3,250,000                   3,313,000

Deferred income taxes                                                    5,640,000                   5,070,000
                                                                      ------------                ------------
    Total liabilities                                                   21,692,000                  21,390,000
                                                                      ------------                ------------

Stockholders' equity                                                   131,109,000                 130,788,000
                                                                      ------------                ------------
                                                                      $152,801,000                $152,178,000
                                                                      ============                ============

See notes to consolidated financial statements.


                                      (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED AUGUST 26, 2000



                                                Common Stock *
                                                ============                  Additional                      Loan to
                                                Number  of                    Paid-in         Retained        Employee Stock
                                  Total         Shares             Amount     Capital         Earnings        Ownership Plan
------------------------------------------------------------------------------------------------------------------------------
Balance at
November 27, 1999           $ 130,788,000        6,591,944    $1,319,000      $6,967,000      $161,445,000    ($5,537,000)

Net income                      2,195,000                                                        2,195,000
Change in net
unrealized holding
gain on  investment
securities available-for-
sale, net of taxes               158,000

Total comprehensive
income                        2,353,000

Cash dividends               (2,003,000)
                                                                                                (2,003,000)

Purchase of
treasury stock                 (819,000)

Payment of loan from ESOP       790,000                                                                           790,000
--------------------------------------------------------------------------------------------------------------------------------

Balance at
August 26, 2000           $ 131,109,000         6,591,944     $1,319,000      $6,967,000      $161,637,000    ($4,747,000)
                          ======================================================================================================
                                  Accumulated
                                    Other          Treasury Stock
                                 Comprehensive      =============
                                    Income          Number of
                                    (Loss)          Shares          Cost
                             -------------------------------------------------
Balance at
November 27, 1999                ($411,000)      (1,188,389)     ($32,995,000)

Net income
Change in net
unrealized holding
gain on  investment
securities available-for-
sale, net of taxes                 158,000

Total comprehensive
income

Cash dividends


Purchase of
treasury stock                                      (73,369)         (819,000)

Payment of loan from ESOP
--------------------------------------------------------------------------------

Balance at
August 26, 2000                  ($253,000)      (1,261,758)     ($33,814,000)
================================================================================

* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.


                                      (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE 39 WKS ENDED
                                                      ------------------------------------------------
                                                        August 26, 2000               August 28, 1999
                                                      ------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                            $  2,195,000                   $    424,000
 Adjustments to reconcile net income
 to  net cash used in  operating
 activities:
   Provision for doubtful accounts                         825,000                        575,000
     Depreciation and amortization                       4,547,000                      4,682,000
     Deferred income taxes                                 357,000                        (16,000)
     Net gain on investment securities                  (1,081,000)                    (1,402,000)
     Compensation under restricted stock plan                    0                         12,000
     Decrease (increase) in:
       Accounts receivable                               1,752,000                      5,173,000
       Inventories                                         599,000                      5,060,000
       Other current assets                                463,000                          3,000
       Other assets                                        154,000                        (31,000)
    (Decrease) increase in:
       Accounts payable                                    358,000                     (1,025,000)
       Accruals and other liabilities                     (105,000)                      (395,000)
                                                      ------------                   ------------
     Net cash provided by
     operating activities                               10,064,000                     13,060,000
                                                      ------------                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment           (1,112,000)                    (2,611,000)

   Proceeds from sales of investment securities          5,357,000                      1,947,000

   Acquisition of investment securities                 (7,633,000)                    (3,656,000)
                                                      ------------                   ------------
   Net cash used in
   investing activities                                 (3,388,000)                    (4,320,000)
                                                      ------------                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                             (819,000)                    (3,355,000)
   Payment of loan from ESOP                               790,000                        790,000
   Dividends                                            (2,416,000)                    (2,840,000)
   Exercise of stock options                                     0                         54,000
                                                      ------------                   ------------
   Net cash used in financing activities                (2,445,000)                    (5,351,000)
                                                      ------------                   ------------
   Increase in cash and cash equivalents                 4,231,000                      3,389,000

   Cash and cash equivalents, beginning of period        6,078,000                      6,078,000
                                                      ------------                   ------------
   Cash and cash equivalents, end of period           $ 10,309,000                   $  9,467,000
                                                      ============                   ============

   See notes to consolidated financial statements.


                                      (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 26, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 2, 2000. The balance sheet at November 27, 1999 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999.


2.  Cash and cash equivalents consist of the following (in thousands):



                                          August 26, 2000    November 27, 1999
                                          ---------------    -----------------

Cash                                           $ 1,980           $ 2,078

Tax-free short-term debt instruments             8,329             4,000
                                               -------           -------
                                               $10,309           $ 6,078
                                               =======           =======


                                      (8)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At August 26, 2000 and November 27, 1999, investment securities available-for-sale consist of the following (in thousands):

                                            Gross         Gross
                                            Unrealized    Unrealized
                                            Holding       Holding       Fair
August 26, 2000                Cost         Gain          Loss          Value
------------------------       --------     --------      ---------     --------
Equities                       $    900     $     --      ($    41)     $    859

U.S. Treasury obligations
and cash equivalents             22,811           36            --        22,847

Tax-exempt obligations            7,196           15           (66)        7,145

Corporate bonds                  30,887           21          (386)       30,522
                               --------     --------      --------      --------
                               $ 61,794     $     72      ($   493)     $ 61,373
                               ========     ========      ========      ========


                                            Gross         Gross
                                            Unrealized    Unrealized
                                            Holding       Holding       Fair
November 27, 2000              Cost         Gain          Loss          Value
------------------------       --------     --------      ---------     --------

Equities                       $  1,224     $     --      ($    25)     $  1,199

U.S. Treasury obligations        12,587            1            --        12,588

Tax-exempt obligations           24,168           55          (380)       23,843

Corporate bonds                  20,457           19          (354)       20,122
                               --------     --------      --------      --------
                               $ 58,436     $     75      ($   759)     $ 57,752
                               ========     ========      ========      ========


                                      (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

    The Company's inventories are valued at the lower of cost or market. Cost is determined 52% and 53% August 26, 2000 and November 27, 1999 respectfully by the last-in, first-out (LIFO) method, with the remainder being determined by the first-in, first-out (FIFO) method. Because of increased yarn prices, the Company has adjusted its LIFO reserve in the third quarter 2000. This resulted in an increase in the LIFO reserve of $400,000. Accordingly, the interim LIFO calculations as of the end of the third quarter are based on management's estimates of projected year-end inventory levels and costs.



                                     August 26, 2000           November 27, 1999
                                     -----------------       -------------------


Raw materials                           $ 6,918,000              $ 7,337,000
Work in process                           8,516,000                7,871,000
Finished goods                            7,969,000                8,794,000
                                        -----------              -----------
         Total                          $23,403,000              $24,002,000
                                        ===========              ===========

Approximate percentage of
inventories valued
under LIFO valuation                        52%                       53%
                                       ============             ============
Excess of FIFO valuation
over LIFO valuation                    $  3,400,000             $  3,000,000
                                       ============             ============

5.  Stockholders' Equity:

     Employee Stock Ownership Plan:

     The ninth of 15 equal annual installments of $790,000 plus interest at prime was paid by the ESOP to the Company on August 1, 2000. The balance on the ESOP indebtedness of $4,747,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.


                                      (10)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks ended August 26, 2000 and August 28, 1999 are calculated as follows:

                                                                  Net                            Per-share
                                                                Income             Shares        Amount
                                                                ------             ------        ----------
     For the 13 weeks ended August 26, 2000:
     Basic and diluted earnings per share                      $   1,059,000       5,333,477       $0.20
                                                               =============       =========       =====



     For the 13 weeks ended August 28, 1999:
     Basic and diluted earnings per share                     $      257,000       5,405,870       $0.05
                                                              ==============       =========       =====




     Basic and diluted earnings per share for the 39 weeks ended August 26, 2000 and August 28, 1999 are calculated as follows:

                                                                  Net                            Per-share
                                                                  Income          Shares         Amount
                                                                  ------          ------         ----------

     For the 39 weeks ended August 26, 2000
     Basic and diluted earnings per share                         $2,195,000       5,351,475       $0.41
                                                                  ==========       =========       =====


     For the 39 weeks ended August 28, 1999
     Basic earnings per share                                     $  424,000       5,418,265       $0.08
                                                                                                   =====

     Effect of assumed conversion of employee
     stock options  -                                                   --             5,986
                                                                    --------       ---------
     Diluted earnings per share                                     $424,000       5,424,251       $0.08
                                                                    ========       ==========      =====


                                      (11)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Segment Information:

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

                                 (in thousands)

                                                      Home Fashions
39 Weeks Ended 08/26/00            Apparel            and Accessories      Other            Total
-----------------------            -------            ---------------      -----            -----
External sales                      $69,770              $10,135           $7,251           $87,156
Intersegment sales                    9,001                   42              215             9,258
Operating income/(loss)              (3,102)               2,172              129              (801)
Segment assets                       49,489                2,285            4,094            55,868


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  (in thousands)


                                                      Home Fashions
39 Weeks Ended 08/28/99             Apparel           and Accessories      Other    Total
-----------------------             -------           ---------------      ----     -----
External sales                     $77,333              $11,521           $7,794    $96,648
Intersegment sales                   9,599                   43              387     10,029
Operating income/(loss)             (3,595)                 852             (528)    (3,271)
Segment assets                      53,024                2,506            4,396     59,926


                                                                         39 Weeks Ended
                                                                      ---------------------
Profit or Loss                                                    Aug. 26               Aug. 28
--------------                                                    -------               -------
                                                                    2000                 1999
                                                                    ----                 ----

Total operating loss for segments                               $    (801)            $ (3,271)
Total other income
                                                                    3,832                3,578
                                                                ---------              -------
Income before taxes on income                                   $   3,031              $   307
                                                                ===========            =======


                                                       Home Fashions
13 Weeks Ended 08/26/00             Apparel            and Accessories      Other       Total
-----------------------             -------            ---------------      -----      -------
External sales                      $22,787              $3,883            $2,606      $29,276
Intersegment sales                    3,394                   5                71        3,470
Operating income/(loss)                (365)                623               172          430



                                                        Home Fashions
13 Weeks Ended 08/28/99              Apparel            and Accessories      Other       Total
-----------------------              -------            ---------------      -----      -------
External sales                      $23,302              $3,920            $2,952     $30,174
Intersegment sales                    3,061                  13                65       3,139
Operating income/(loss)              (1,330)                278              (144)     (1,196)


                                                                           13 Weeks Ended
                                                                         -------------------
Profit or Loss                                                   Aug. 26                 Aug. 28
--------------                                                   -------                 -------
                                                                    2000                    1999
                                                                    ----                    ----

Total operating income (loss) for segments                      $    430                 $ (1,196)
Total other income                                                 1,083                    1,299
                                                                --------                 --------
Income before taxes on income                                   $  1,513                 $    103
                                                                ========                 ========


                                      (13)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Comprehensive Income (Loss):

         Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income (loss) was $2,353,000 and ($232,000) for the 39 weeks ended August 26, 2000 and August 28, 1999, respectively and $1,628,000 and ($78,000)
for the 13 weeks ended August 26, 2000 and August 28, 1999, respectively.


9.  Contingencies:

         A number of claims and lawsuits seeking unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position and results of operations.


                                      (14)

        PART II.  OTHER INFORMATION
        ---------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------

     a) Exhibits: No exhibits are filed herewith except for Exhibit 27 which is filed with EDGAR filing only.


     b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending August 26, 2000.



                                      (15)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter and Nine Months
Fiscal 2000 Compared to Fiscal 1999

         Net sales for the third quarter of fiscal 2000 were $29,276,000 as compared to $30,174,000 in the similar 1999 period, a decrease of 3.0%. For the nine months ended August 26, 2000, net sales were $87,156,000, a decline of $9,492,000, or 9.8%, from 1999. Business conditions within the domestic textile industry remained depressed, and the Company continued to experience competitive market conditions, domestic and foreign.

         Gross margins for the third quarter 2000 improved to 11.1% from 8.5% last year. Margins were aided by increased efficiencies and cost control programs. In the current quarter, an addition to LIFO inventory reserves in the amount of $400,000 was made as a result of higher average FIFO costs. In the third quarter 1999, no adjustments to LIFO inventory reserves were required. In the nine months ended August 26, 2000, gross margins were 10.3% compared to 8.8% in 1999. Higher FIFO unit material costs resulted in an increase in LIFO inventory reserves of $400,000 as compared to a decrease in the 1999 comparable period of $1,095,000, arising principally from lower average FIFO cost levels.

         Selling, general and administrative expenses in the current quarter decreased by $947,000,or 25.2% and as a percentage of sales, such costs decreased from 12.5% to 9.6%. Reduced expenses related primarily to incentive-based compensation, lower related salaries and salesmen commissions. In addition, expenses decreased as a result of the continued effectiveness of the Company's expense and cost containment programs. For the nine months ended August 26, 2000,selling, general and administrative expenses decreased by $1,977,000 or 16.8% and as a percentage of sales decreased from 12.2% to 11.2%.

         Interest and dividend income for the current quarter increased by $277,000, or 39.0% as a result of both higher average available


                                      (16)
balances and higher average rates. The Company has realized gains from the sale of investment securities of $120,000 compared to gains of $616,000 in the third quarter 1999.

         The effective income tax rate for the current quarter was 30.0% as against a tax benefit in the comparative 1999 period.

         As a result of these factors, quarterly net income was $1,059,000, compared to $257,000 in last year's third quarter.

         For the current quarter, basic and diluted earnings were $0.20 compared to $0.05 last year. For the nine months, basic and diluted earnings per share were $0.41 compared to $0.08 last year.

Liquidity and Capital Resources

         Operating activities for the nine months period provided cash of $10,064,000, as compared to $13,060,000 in the comparable 1999 period. Of this decrease, $3,421,000 relates to comparative changes in accounts receivable, and $4,461,000 to inventories. These decreases were offset by changes of $1,673,000 to accounts payable, accruals and other liabilities, $373,000 in deferred income taxes, $645,000 in other current assets and other assets, $321,000 in net gain on investment securities and $1,771,000 increase in net income.

         Capital expenditures for the nine months were $1,112,000 against $2,611,000 in the comparable 1999 period.

         During the first nine months of fiscal 2000, the Company repurchased 73,369 shares of its common stock at an average price of $11.24. Subsequent to the end of the quarter, the Company repurchased an additional 48,700 shares at an average price of $10.67. The Company intends to continue to purchase its shares of common stock from time-to-time as market conditions warrant and price criteria are met.

         The Company declared a quarterly dividend of $0.10 per share, payable October 20, 2000, to stockholders of record as of September 15, 2000.

         Stockholders' equity was $131,109,000 ($24.60 book value per share) at August 26, 2000, as compared to $130,788,000 ($24.20 book value per share) at the previous fiscal year-end November 27, 1999, and $131,956,000, ($24.42 book value per share) at the end of the comparative 1999 third quarter.


                                      (17)

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


                                      (18)

                                   SIGNATURES
--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: October 10, 2000                     FAB INDUSTRIES, INC.




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

                                      (19)