Form 10-K
period 2000-12-02
FAB INDUSTRIES INC
filed 2001-03-02
CIK 34136

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 2, 2000         Commission file number 1-5901

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                            which registered
         -------------------                       -------------------------

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

                                 Yes X       No _____
                                    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value at February 14, 2001 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $43,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 14, 2001, there were outstanding 5,281,368 shares of Common Stock, $.20 par value.

Documents Incorporated by Reference: Certain portions of the registrant's definitive proxy statement to be filed not later than April 2, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K

Item Number                                                                Page
-----------                                                                ----

PART I........................................................................1
         Item 1. Business.....................................................1
         Item 2. Properties...................................................3
         Item 3. Legal Proceedings............................................4
         Item 4. Submission of Matters to a Vote of Security-Holders..........4

PART II.......................................................................5
         Item 5. Market for Common Equity and Related Stockholder Matters.....5
         Item 6. Selected Consolidated Financial Data.........................6
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................6
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk.................................................9
         Item 8. Financial Statements and Supplementary Data..................9
         Item 9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................9

PART III.....................................................................10
         Item 10. Directors and Executive Officers...........................10
         Item 11. Executive Compensation.....................................11
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management.............................................11
         Item 13. Certain Relationships and Related Transactions.............11

PART IV......................................................................12
         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K........................................12

                                     PART I

Item 1.  Business

         Fab Industries, Inc. was incorporated on April 21, 1966, under the laws of the State of Delaware and is a successor by merger to previously existing businesses. References in this Annual Report to "Fab" or "us" or "our" or "the Company" mean Fab Industries, Inc. and its subsidiaries on a consolidated basis, unless the context otherwise requires.

         We are a major manufacturer of warp and circular knit fabrics, raschel laces, and laminated fabrics. We have identified three segments in which we operate: Apparel Fabrics, Home Fashions and Accessories, and Others.

Apparel Fabrics

         Our textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women and children, including dresses and sportswear, children's sleepwear, activewear and swimwear, and recreational apparel. Fabrics are sold primarily in piece dyed form, as well as "PFP" (Prepared For Printing), and heat transfer printed configurations.

         Our raschel lace products are sold to manufacturers of intimate apparel through our Raval Designer and Wiener Lace divisions. The Raval Lace division also produces raschel laces for sale to manufacturers and jobbers of sportswear, dress, blouse and other related outerwear industries.

         Our subsidiary, SMS Textiles, Inc., manufactures wide elastic fabrics for sale to manufacturers of intimate apparel, swimwear, athleticwear and sportswear.

         Our Lida Stretch Fabrics Division specializes in circular knit products utilizing spandex to create stretch fabrics. A wide variety of constructions and fibers are combined with spandex fiber to create a diversified product line. These fabrics are sold as piece dyes, yarn dyes, and prints to the ready-to-wear, aerobic wear, swimwear, and intimate apparel markets.

         We also offer a comprehensive line of heat transfer prints for sleepwear, robewear, outerwear, and activewear applications in both traditional and contemporary patterns.

Home Fashions and Accessories

         While sales are primarily to manufacturers of finished goods, we also use our own textile fabrics internally to produce 100% cotton jersey sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which we sell to specialty stores, catalogue and mail order companies, as well as airlines and health care institutions. Our textile fabrics are also sold to manufacturers of home furnishings.

Other

         Our subsidiary, Gem Urethane Corporation, produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial, and consumer markets. In addition, Gem Urethane does toll laminating and converting for these same markets. Gem Urethane also markets a fire resistant fabric, Sandel(R), through its subsidiary Sandel International, to the seating, transportation and military markets. Our textiles are sold to manufacturers of industrial fabrics for residential and contact markets. We also sell fabrics to over the counter vendors in the retail market.

General

         We engage in research and product development activities to create new fabrics and styles to meet the continually changing demands of our customers. Direct expenditures in this area aggregated $3,625,000 in fiscal 1998, $3,478,000 in fiscal 1999, and $3,206,000 in fiscal 2000. Through these efforts, we have developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's, and children's apparel in both domestic and foreign markets. Similarly, we have also developed a full line of proprietary sheets and blankets, including specialty blankets for the airline industry.

         While we use various trademarks and trade names in the promotion and sale of our products, we do not believe that the loss or expiration of any such trademark or trade name would have a material adverse effect on our operations.

         We market our products primarily through our full-time sales personnel, as well as independent representatives located throughout the United States and abroad. We also market our products on our web site: www.fab-industries.com.

         Historically, our business reflects minor seasonal fluctuations. Somewhat higher sales occur in the second and third fiscal quarters, as a result of purchases by customers in anticipation of Fall and Holiday apparel sales. First and fourth fiscal quarter sales tend to be lower as apparel customers limit their orders to refilling smaller inventory requirements after Fall and Holiday sales and forecasting customer reorders for Spring and Summer fabrications.

         We do not believe our backlog of firm orders is a material indicator of future business trends, because goods subject to such orders are shipped within two to ten weeks, depending on the availability of yarn and other raw materials. On average, orders are filled within six weeks.

         During fiscal 2000, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales. Our export sales are not material.

Supplies of Raw Materials

         We have not experienced difficulties in obtaining sufficient yarns, chemicals, dyes and other raw materials and supplies to maintain full production. We do not depend upon any single source of supply, and alternative sources are available for most of the raw materials used in our business.

Inventories

         We maintain adequate inventories of yarns and other raw materials to insure an uninterrupted production flow. Greige and finished goods are maintained as inventory to meet varying customer demand and delivery requirements. We must maintain adequate working capital, because credit terms available to customers normally exceed credit terms extended to us by suppliers of raw materials.

Competition

         We are engaged in a highly competitive global business which is based largely upon product quality, service and price, and general consumer demand for the finished goods utilizing our products. We believe that we are one of the major manufacturers of warp and circular knit, raschel lace, and ultrasonic and hot melt laminated products in the United States. However, there are a great number of other domestic manufacturers producing products that compete with our products. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. We have made significant expenditures on production equipment over the past several years, and we continue to maintain a strong financial position. However, our sales have declined from approximately $156,000,000 in 1996 to approximately $118,000,000 in 2000 largely as a result of increased foreign competition.

         We will continue to evaluate steps to reduce costs, including plant consolidation, if present market conditions do not improve. As a result of increased competition and other factors adversely affecting our business in the past three years, we have embarked upon a number of cost saving initiatives.

Segment Information

         See Note 13 of the Notes to Consolidated Financial Statements.

Employees

         We employ approximately 1,100 people, of whom approximately 1,050 are employed by our subsidiaries. The employees are not represented by unions. We consider relations with our employees to be satisfactory. The number of our employees has declined from approximately 1300 at the end of 1999, and from approximately 1600 at the end of 1998.

Item 2.  Properties.

         We conduct our manufacturing operations in owned facilities located in Lincolnton, Maiden, Cherryville and Salisbury in North Carolina, and in leased facilities located in Amsterdam, New York. Our facilities are operated in general on a five day-a-week basis.

         We conduct our knitting, dyeing-finishing and printing operations at the Lincolnton facility. These operations include warp and raschel knitting, various types of dyeing, framing, lace separating, sueding, shearing, napping, calendaring, and heat-transfer printing. We also conduct dyeing-finishing operations at the Cherryville facility. The Lincolnton and Cherryville facilities also process and serve as warehouses for greige goods, manufactured and shipped from our Amsterdam and Maiden plants.

         At the Maiden plant facility, we conduct a variety of manufacturing operations, including warping for the tricot and lace machines and single and double knitting of fabrics. The Salisbury facility is the site of our consumer and institutional products manufacturing, retail and over- the-counter operations. We have devoted our Amsterdam facilities to tricot warping and knitting and warehousing. We use approximately 106,000 square feet in one of our Amsterdam plants for the production of a line of a variety of flame retarding, adhesive, and ultrasonically bonded items.

         We surrendered to our landlord approximately half of the floor space of our executive offices and showroom facilities in our New York City headquarters. As a result of this decision, we expect to realize a substantial annual savings.

         The following table sets forth the location of each of our manufacturing facilities, our principal use, approximate floor space, and, where leased, the lease expiration date. There are no mortgages or other encumbrances on any of our facilities.

                                                                  Approximate                     Lease
Location                Principal Use                             Floor Space                Expiration Date
--------                -------------                             -----------                ---------------
Lincolnton,             Dyeing and finishing,                    630,550 sq.ft.                    (1)
North Carolina          raschel and tricot
                        warp knitting, printing and
                        warehouse

Lincolnton,             Warehouse                                55,000 sq. ft.                    (1)
North Carolina



                                                                  Approximate                     Lease
Location                Principal Use                             Floor Space                Expiration Date
--------                -------------                             -----------                ---------------
Maiden,                 Warping, circular single and             224,013 sq.ft.                    (1)
North Carolina          double knitting and warehouse

Salisbury,              Manufacturing finished consumer          125,000 sq.ft.                    (1)
North Carolina          and institutional products and
                        retail and over-the- counter
                        fabrics

Amsterdam,              Laminated fabrics, fire fighting         106,000 sq.ft.                    (2)
New York                material manufacturing

                        operations and bonding and
                        laminating

Amsterdam,              Warping, tricot knitting and             367,000 sq.ft.                12/31/06 (3)
New York                warehouse

Cherryville,            Dyeing and finishing, and                197,000 sq. ft.                   (1)
North Carolina          warehouse

New York,               Executive offices and showroom            15,949 sq. ft                 7/31/05
New York                facilities

------------------------

(1)      Owned by us.
(2) The lease currently runs from month to month. A new lease is being negotiated.
(3) Capitalized building lease - See Note 5 of the Notes to Consolidated Financial Statements.

         All of our facilities are constructed of brick, steel or concrete, and we consider all facilities to be adequate and in good operating condition and repair.

Item 3.  Legal Proceedings.

         During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against us and our Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action relates to an agreement between SFN and Salisbury (whose performance we guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The complaint alleges that Salisbury failed to perform its obligations under the agreement, and asserts claims for an unspecified amount of damages for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation, as well as a claim against us on the guarantee. We removed this action to the United States District Court for the Northern District of California. Salisbury filed an answer and counterclaim on March 16, 2000 and an amended answer and counterclaim on August 28, 2000. Salisbury asserts claims against SFN for breach of contract, negligent and intentional misrepresentation, breach of the implied covenant of good faith and fair dealing, unfair business practices, and violations of the California Franchise Investment Act, the California Franchise Relations Act, and New York Franchises Law. Currently, we are engaged in the discovery stage of this action. We intend to vigorously defend this action.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable

                                     PART II

Item 5.  Market for Fab's Common Equity and Related Stockholder Matters.

         Fab's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

         Fiscal 2000                                      High         Low
         -----------                                      ----         ---

First Quarter..........................................   $12 3/4      $9 7/8

Second Quarter.........................................   $12 1/8      $10

Third Quarter..........................................   $11          $9 7/8

Fourth Quarter.........................................   $13          $10 1/4

         Fiscal 1999
         -----------

First Quarter..........................................   $21 1/2      $18 1/4

Second Quarter.........................................   $18 15/16    $13 7/8

Third Quarter..........................................   $16 1/8      $14 3/8

Fourth Quarter.........................................   $15          $11 3/4

           At February 14, 2001, there were approximately 495 holders of record of Common Stock. For fiscal 1999, quarterly dividends of $.175 per share were declared on February 25, 1999, May 6, 1999, August 16, 1999 and November 22, 1999. For fiscal 2000, a quarterly dividend of $.175 per share was declared on February 24, 2000 and quarterly dividends of $.10 per share were declared on May 4, 2000, August 24, 2000 and November 20, 2000. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, our capital requirements and our financial condition.

Item 6.  Selected Consolidated Financial Data.
         (in thousands, except for share and per share data)

                                                                 As at or for the fiscal year ended
                             ---------------- ----------------- -------------------- --------------- -------------------
                                December 2,      November 27,     November 28,        November 29,   November 30,
                                 2000 (1)           1999              1998                1997           1996

Net Sales                           $118,185          $128,889             $151,436        $160,935            $156,136
Income before
   taxes on income                     4,178             (338)                8,017          13,529              12,596

Net income                             3,033               517                6,017           9,394               8,796
Earnings per share:
     Basic                               .57               .10                 1.07            1.65                1.52
     Diluted                             .57               .10                 1.06            1.63                1.51
Total assets                         151,412           152,178              160,403         163,524             160,980
Long-term debt                           362               409                  486             556                 620
Stockholders' equity                 130,855           130,788              137,527         137,892             133,888
Book value per share (2)               24.75             24.20                24.63           24.26               23.25
Cash dividends per share                .475               .70                  .70             .70                 .70
Weighted average number
   of shares outstanding:
     Basic                         5,336,958         5,414,687            5,627,788       5,705,624           5,797,228
     Diluted                       5,336,958         5,419,130            5,665,194       5,752,895           5,841,138

---------------------

(1)      Fifty-three week period.

(2) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Fiscal 2000 Compared to Fiscal 1999

         Net sales for the fiscal 2000 were $118,185,000 as compared to $128,889,000 in fiscal 1999, a decrease of 8.3% (Fiscal 2000 had 53 weeks). Since 1998, a flood of low cost imports from Asia has continued to take a sustained toll on the U.S. manufacturing sector and has negatively impacted segment decline in sales and production. We are continuing to evaluate steps to reduce costs including plant consolidation in light of the present market conditions.

         Gross margins as a percentage of sales increased to 9.7% from 7.8%. Margins were aided by increased efficiencies and extensive cost control programs. Higher FIFO unit material costs resulted in an increase in LIFO inventory reserves of $228,000 as compared to a decrease in the comparable period in 1999 of $1,595,000, arising principally from lower average FIFO cost levels.

         The apparel and home fashion segments have taken measures to reduce operating costs, including a reduction in the number of employees, which have had a positive effect and have reduced fixed overhead. This was partially offset by rising raw material costs.

         Selling, general and administrative expenses decreased by $2,926,000, or 19.0%. Reduced expenses related primarily to the reduced number of employees on the payroll. In addition, expenses decreased as a result of the continued effectiveness of our expense and cost containment programs.

         Interest and dividend income increased by $1,049,000, or 35.5% as a result of both higher average invested balances and higher average rates. As a result of a change in our investment policy, in order to maximize total return, a major portion of our portfolio was transferred from tax-free municipals to high quality, investment grade, taxable bonds. We realized gains from the sale of investment securities of $1,300,000 compared to $2,087,000 in fiscal 1999.

         The effective income tax rate for fiscal 2000 was 27.4% as against a tax benefit in the comparative period in 1999. In fiscal 2000, the provision for income taxes differed from the statutory federal income tax rate of 34% due to tax free investment income and state and local income taxes.

         As a result of these factors, net income increased to $3,033,000 from $517,000 last fiscal year and loss from operations decreased to $1,036,000 in fiscal 2000 from $5,275,000 in fiscal 1999. For fiscal 2000, and fiscal 1999 basic and diluted earnings per share were $0.57 and $0.10, respectively.

         Fiscal 1999 Compared to Fiscal 1998

         Net sales for the 1999 fiscal year were $128,889,999 as compared to $151,436,000 in fiscal 1998, a decrease of 14.9%. Business conditions within the domestic textile industry were depressed and we experienced competitive market conditions, both domestic and foreign. Garments manufactured in Asia and imported to the United States adversely impacted the demand for fabrics manufactured domestically. These factors continued to exert downward pressure on our sales levels.

         Gross margins as a percentage of sales declined from 12.1% to 7.8%. Lower sales volume adversely affected operating rates at production facilities and a less profitable mix also exerted unfavorable pressure on profit margins. We intensified our cost control programs.

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

         Interest and dividend income decreased by $578,000 as a result of lower average balances. We realized gains from the sales of investment securities of $2,087,000 compared to $1,146,000 in fiscal 1998.

         We realized a tax benefit for fiscal 1999 compared to an effective income tax rate of 24.9% in fiscal 1998.

         As a result of these factors, net income declined to $517,000 from $6,017,000, and there was a loss from operations in fiscal 1999.

         For fiscal 1999, basic and diluted earnings per share were $0.10 compared to basic earnings per share of $1.07 and diluted earnings of $1.06 in fiscal 1998.

Liquidity and Capital Resources

         Net cash provided by operating activities in fiscal 2000 amounted to $16,162,000, as compared to $17,964,000 in fiscal 1999. Of this decrease, $2,318,000 relates to comparative changes in accounts receivable, $3,627,000 to inventories, and $340,000 to depreciation. These decreases were offset by $2,516,000 increase in net income, $875,000 in other current assets and other assets, $787,000 in net gain on investment securities and $350,000 in deferred income taxes.

         In fiscal 2000, net acquisitions of investment securities were approximately $3.0 million, as compared to net acquisitions of approximately $9.0 million in fiscal 1999. Our investment securities, all classified as available-for-sale, had a fair market value of $62,264,000 and $57,752,000 at fiscal year-end 2000 and 1999, respectively. See Note 2 of the Notes to Consolidated Financial Statements for further details about the our investment portfolio.

         Capital expenditures for fiscal 2000 were $1,403,000 against $2,592,000 for fiscal 1999. During fiscal 2000, we repurchased 122,069 shares of our common stock at a cost of $1,339,000 (an average price of $10.97). We intend to continue to purchase shares of our common stock from time-to-time, as market conditions warrant and price criteria are met.

         During fiscal 2000, we declared regular quarterly dividends totaling $0.475 per share. Stockholders' equity was $130,855,000, or $24.78 book value per share, as compared to $130,788,000, or $24.20 book value per share, at the previous fiscal year. Management believes that our current financial position is adequate to internally fund any future expenditures to maintain and modernize our manufacturing facilities, and pay dividends.

Inflation

         We do not believe the effects of inflation have had a significant impact on our consolidated financial statements.

FORWARD LOOKING INFORMATION

         Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the consummation and benefits of future acquisitions, as well as expectations with respect to future sales, operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions; the demand for our goods and services; competitive factors in the industries in which we compete; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders; the ability to achieve anticipated synergies and other cost savings in connection with acquisitions; the timing, impact and other uncertainties of future acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         See "Summary of Accounting Policies - Risks And Uncertainties" and "-Investments" in the Consolidated Financial Statements. See also Note 2 of the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data.

         See the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Consolidated Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers.

Executive Officers

         The following table sets forth certain information concerning our executive officers as of February 14, 2001.

Name                                     Age       Positions and Offices
----                                     ---       ---------------------

Samson Bitensky.....................     81        Chairman of the Board of Directors and Chief Executive Officer
Stanley August......................     69        Co-President, Chief Operating Officer
Steven Myers........................     52        Co-President, Chief Operating Officer
David A. Miller.....................     63        Vice President-Finance, Treasurer, and Chief Financial Officer
Jerry Deese.........................     49        Vice President-Controller of Plant Operations
Sam Hiatt...........................     53        Vice President-Sales
Sherman S. Lawrence.................     82        Secretary

         Each of our executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualifies.

         Samson Bitensky was one of Fab's founders in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of Fab since such time. Mr. Bitensky also served as President of Fab from 1970 until May 1, 1997.

         Stanley August has been employed by Fab since 1980 and previously served as General Sales Manager of our Circular Knit Division and as Vice President - Sales. Mr. August served as Vice President - Fabric Operations from 1987 until 1992 and as Vice President from March 1992 to May 1997, and as Vice Chairman since May 1, 1997 and has served as Co-President, Chief Operating Officer since May 6, 1999.

         Steven Myers, an attorney, has been employed by Fab in various senior administrative and managerial capacities since 1979. He served as Vice President
- Sales for more than five years prior to May 1988 and as Vice President from May 1988 to May 1997, and has served as Co-President, Chief Operating Officer since May 1, 1997. Mr. Myers is the son-in-law of Mr. Bitensky.

         David A. Miller has been employed by Fab since 1966 and has served as our Controller from 1973 until December 7, 1995, as Vice President - Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

         Jerry Deese has been employed by Fab in various senior administrative and managerial capacities since 1978. Mr. Deese served as Divisional Controller from 1994 until 1998 and has served as Vice President-Controller of Plant Operations since May 12, 1998.

         Sam Hiatt has been employed by Fab since 1978 and previously had various management responsibilities in the warp knit area. He has served as Vice President-Sales since May 12, 1998.

         Sherman S. Lawrence has served as a Director of Fab since 1966 and as Secretary since 1968. Mr. Lawrence has been a practicing attorney since 1942 and has served as co-counsel to Fab since 1966. Mr. Lawrence resigned as Director of Fab in May 2000.

         Other information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 2, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

Item 11. Executive Compensation.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 2, 2001 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 2, 2001 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 2, 2001 pursuant to Regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1) Financial Statements: See the Index to Consolidated Financial Statements at page F-2.

         (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements Schedules at page S-2.

         (3)      Exhibit List

Exhibit                    Description of Exhibit
-------                    ----------------------

3.1           -   Restated Certificate of Incorporation, incorporated by
                  reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the
                  "1993 10-K").

3.2           -   Amended and Restated By-laws, incorporated by reference to
                  Exhibit 3.2 to the 1993 10-K.

3.3           -   Certificate of Amendment of Restated Certificate of
                  Incorporation, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 3, 1994 (the "1994 10-K").

3.4           -   Amendments to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997.

3.5           -   Amendment to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999.

4.1           -   Specimen of Common Stock Certificate, incorporated by
                  reference to Exhibit 4-A to Registration Statement No.
                  2-30163, filed on November 4, 1968.

4.2           -   Rights Agreement dated as of June 6, 1990 between the Company
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

10.21         -   Lease dated as of March 1, 1979 between City of Amsterdam
                  Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.22         -   Lease dated as of January 1, 1977 between City of Amsterdam
                  Industrial Development Agency and Lamatronics Industries,
                  Inc., incorporated by reference to Exhibit 10.19 to the 1993
                  10-K.

10.23         -   Form of indemnification agreement between the Company and its officers and directors, incorporated by reference to Exhibit
                  10.20 to the 1993 10-K.

10.24         -   Fab Industries, Inc. Employee Stock Ownership Plan effective as of Nov. 25, 1991, incorporated by reference to Exhibit
                  10.24 to the 1993 10-K.

10.25         -   Amendment dated September 21, 1995 to the Employee Stock
                  Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.26         -   Fab Industries, Inc. Non-Qualified Executive Retirement Plan
                  dated as of November 30, 1990, incorporated by reference to
                  Exhibit 10.25 to the 1993 10-K.

10.27         -   Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement dated May 6, 1999, File No. 1-5901.

*21           -   Subsidiaries of the Company.

*23.1         -   Consent of Ernst & Young, LLP.

*23.2         -   Consent of BDO Seidman, LLP.

-------------------------

*    Filed herewith.

         (b)      Reports on Form 8-K.

                  We did not file any reports on Form 8-K during the quarter ended December 2, 2000.

                              Fab Industries, Inc.
                                and Subsidiaries







                                               Consolidated Financial Statements
                                                                Form 10-K Item 8
                      Fiscal Years Ended December 2, 2000, November 27, 1999 and
                                                               November 28, 1998

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FORM 10-K ITEM 8

            FISCAL YEARS ENDED DECEMBER 2, 2000, NOVEMBER 27, 1999,

                              AND NOVEMBER 28, 1998

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

        Report of independent auditors                                     F-3
        Report of independent certified public accountants                 F-4


        Consolidated financial statements:

           Balance sheets                                                  F-5
           Statements of income                                            F-6
           Statements of stockholders' equity                              F-7
           Statements of cash flows                                        F-8

        Summary of accounting policies                              F-9 - F-12

        Notes to consolidated financial statements                 F-13 - F-35

Report Of Independent Auditors

The Board of Directors and Stockholders
Fab Industries, Inc.

We have audited the accompanying consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of December 2, 2000 and November 27, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audit also included the 2000 and 1999 financial statement schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fab Industries, Inc. and subsidiaries at December 2, 2000 and November 27, 1999 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related 2000 and 1999 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material aspects the information set forth therein.

/s/ Ernst & Young, LLP

Charlotte, North Carolina
February 16, 2001

Report Of Independent Certified Public Accountants

The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York

We have audited the consolidated statements of income, stockholders' equity and cash flows of Fab Industries, Inc. and subsidiaries, and the schedule on page S-3, for the fiscal year ended November 28, 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fab Industries, Inc. and subsidiaries for the fiscal year ended November 28, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
February 16, 1999


                                                                                              Fab Industries, Inc.
                                                                                                  and Subsidiaries

                                                                                       Consolidated Balance Sheets

                                                                           December 2, 2000       November 27, 1999
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Assets
 Current:

    Cash and cash equivalents (Note 1)                                    $    14,695,000         $    6,078,000
    Investment securities available-for-sale (Note 2)                          62,264,000             57,752,000
    Accounts receivable, net of allowance of $300,000 and $1,500,000
       for doubtful accounts                                                   17,073,000             21,417,000
    Inventories (Note 3)                                                       19,418,000             24,002,000
    Other current assets                                                        2,539,000              2,215,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current assets                                                 115,989,000            111,464,000
 Property, plant and equipment - net (Note 4)                                  31,676,000             36,409,000
 Other assets (Note 7)                                                          3,747,000              4,305,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                             $151,412,000           $152,178,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Liabilities and Stockholders' Equity
 Current:

    Accounts payable                                                       $    5,532,000         $    7,191,000
    Corporate income and other taxes                                            2,911,000              1,553,000
    Accrued payroll and related expenses                                        1,594,000              1,829,000
    Dividends payable                                                             528,000                946,000
    Other current liabilities                                                     760,000                562,000
    Deferred income taxes (Note 8)                                                646,000                517,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current liabilities                                             11,971,000             12,598,000
 Obligations under capital leases, net of current maturities (Note 5)             362,000                409,000
 Other noncurrent liabilities (Note 7)                                          2,872,000              3,313,000
 Deferred income taxes (Note 8)                                                 5,352,000              5,070,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total liabilities                                                     20,557,000             21,390,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Commitments and contingencies (Notes 7 and 9)
 Stockholders' equity (Notes 2, 6, 7, and 9):

    Preferred stock, $1 par value - shares authorized 2,000,000;
       none issued                                                                      -                      -
    Common stock, $.20 par value - shares authorized 15,000,000;
       issued 6,591,944 and 6,591,944                                           1,319,000              1,319,000
    Additional paid-in capital                                                  6,967,000              6,967,000
    Retained earnings                                                         161,947,000            161,445,000
    Loan to employee stock ownership plan                                      (4,747,000)            (5,537,000)
    Accumulated other comprehensive loss                                         (297,000)              (411,000)
    Cost of common stock  held in treasury - 1,310,458 and
       1,188,389 shares                                                       (34,334,000)           (32,995,000)
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total stockholders' equity                                           130,855,000            130,788,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                             $151,412,000           $152,178,000
 ----------------------------------------------------------------------- ---------------------- ----------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                              Fab Industries, Inc.
                                                                                                  and Subsidiaries

                                                                                 Consolidated Statements of Income
 Fiscal year ended
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                                                             December 2, 2000   November 27, 1999   November 28, 1998
                                                                    (1)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net sales (Note 13)                                             $118,185,000       $128,889,000        $151,436,000
 Cost of goods sold                                               106,756,000        118,773,000         133,147,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
         Gross profit                                              11,429,000         10,116,000          18,289,000
 Selling, general and administrative expenses                      12,465,000         15,391,000          14,872,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
         Operating income (loss)                                   (1,036,000)        (5,275,000)          3,417,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Other income (expenses):

    Interest and dividend income (Note 11)                          4,000,000          2,951,000           3,529,000
    Interest expense                                                  (86,000)          (101,000)            (75,000)
    Net gain on investment securities (Note 2)                      1,300,000          2,087,000           1,146,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
         Total other income                                         5,214,000          4,937,000           4,600,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
         Income (loss) before taxes on income                       4,178,000           (338,000)          8,017,000
 Income tax expense (benefit)                                       1,145,000           (855,000)          2,000,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net income                                                     $   3,033,000        $   517,000       $   6,017,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Earnings per share (Note 12):

    Basic                                                     $           .57    $           .10    $            1.07
    Diluted                                                   $           .57    $           .10    $            1.06
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash dividends declared per share                            $           .475   $           .70    $
                                                                                                                 .70
 ----------------------------------------------------------- ------------------ ------------------- ------------------

(1) 53 Weeks

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                  Consolidated Statements of Stockholders Equity

 Fiscal years ended December 2, 2000, November 27, 1999 and November 28, 1998
 -------------------------------------------------------------------------------

                                           Common stock
                                     --------------------------
                                               Number                 Additional      Retained
                                Total          of shares    Amount   paid-in capital  earnings
                                -----          ---------    ------   ---------------  --------

Balance, November 29, 1997    $ 137,892,000    6,572,994   $1,315,000   $6,562,000   $ 162,629,000
Net income - fiscal 1998          6,017,000           --           --           --       6,017,000
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                         (86,000)          --           --           --              --
Total comprehensive income        5,931,000           --           --           --              --
Cash dividends                   (3,932,000)          --           --           --      (3,932,000)
Exercise of stock options           344,000       15,450        3,000      341,000              --
Purchase of treasury stock       (3,524,000)          --           --           --              --
Compensation under
   restricted stock plan
   (Note 6)                          26,000           --           --           --              --
Payment of loan from ESOP
   (Note 7)                         790,000           --           --           --              --

Balance, November 28, 1998      137,527,000    6,588,444    1,318,000    6,903,000     164,714,000
Net income - fiscal 1999            517,000           --           --           --         517,000
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                        (961,000)          --           --           --              --
Total comprehensive loss           (444,000)          --           --           --              --
Cash dividends                   (3,786,000)          --           --           --      (3,786,000)
Exercise of stock options            54,000        3,500        1,000       53,000              --
Purchase of treasury stock       (3,365,000)          --           --           --              --
Compensation under
   restricted stock plan
   (Note 6)                          12,000           --           --       11,000              --
Payment of loan from ESOP
   (Note 7)                         790,000           --           --           --              --

Balance, November 27, 1999      130,788,000    6,591,944    1,319,000    6,967,000     161,445,000
Net income - fiscal 2000          3,033,000           --           --           --       3,033,000
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                         114,000           --           --           --              --
Total comprehensive income        3,147,000           --           --           --              --
Cash dividends                   (2,531,000)          --           --           --      (2,531,000)
Purchase of treasury stock       (1,339,000)          --           --           --              --
Payment of loan from ESOP
   (Note 7)                         790,000           --           --           --              --

Balance, December 2, 2000     $ 130,855,000    6,591,944   $1,319,000   $6,967,000   $ 161,947,000

                                                                                Treasury stock
                                             Accumulated                    ------------------------
                             Loan to            Other          Unearned
                             employee stock  Comprehensive  restricted stock   Number
                             ownership plan  Income (loss)   compensation     of shares         Cost
                             --------------  -------------   ------------     ---------         ----

Balance, November 29, 1997    $(7,117,000)   $ 636,000       $(27,000)         (890,382)     $(26,106,000)
Net income - fiscal 1998               --           --             --                --                --
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                            --      (86,000)            --                --                --
Total comprehensive income             --           --             --                --                --
Cash dividends                         --           --             --                --                --
Exercise of stock options              --           --             --                --                --
Purchase of treasury stock             --           --             --          (114,699)       (3,524,000)
Compensation under
   restricted stock plan
   (Note 6)                            --           --         26,000                --                --
Payment of loan from ESOP
   (Note 7)                       790,000           --             --                --                --

Balance, November 28, 1998     (6,327,000)     550,000         (1,000)       (1,005,081)
Net income - fiscal 1999               --           --             --                --                --
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                            --     (961,000)            --                --                --
Total comprehensive loss               --           --             --                --                --
Cash dividends                         --           --             --                --                --
Exercise of stock options              --           --             --                --                --
Purchase of treasury stock             --           --             --          (183,308)       (3,365,000)
Compensation under
   restricted stock plan
   (Note 6)                            --           --          1,000                --                --
Payment of loan from ESOP
   (Note 7)                       790,000           --             --                --                --

Balance, November 27, 1999     (5,537,000)    (411,000)            --        (1,188,389)
Net income - fiscal 2000               --           --             --                --                --
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                            --      114,000             --                --                --
Total comprehensive income             --           --             --                --                --
Cash dividends                         --           --             --                --                --
Purchase of treasury stock             --           --             --          (122,069)       (1,339,000)
Payment of loan from ESOP
   (Note 7)                       790,000           --             --                --                --

Balance, December 2, 2000     $(4,747,000)   $(297,000)            --        (1,310,458)     $(34,334,000)



See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                              Fab Industries, Inc.
                                                                                                  and Subsidiaries

                                                                             Consolidated Statements of Cash Flows (Note 10)
 Fiscal year ended
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                                                             December 2, 2000   November 27, 1999   November 28, 1998
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from operating activities:

    Net income                                                  $   3,033,000        $   517,000       $   6,017,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for doubtful accounts                              850,000            750,000             400,000
         Depreciation                                               5,864,000          6,204,000           5,555,000
         Deferred income taxes                                        335,000            (15,000)          1,042,000
         Compensation under restricted stock plan                           -             12,000              26,000
         Net gain on investment securities                         (1,300,000)        (2,087,000)         (1,146,000)
         Gain on disposition of assets                               (106,000)                 -                   -
              Decrease (increase) in:
            Accounts receivable                                     3,494,000          5,812,000             493,000
            Inventories                                             4,584,000          8,211,000          (3,943,000)
            Other current assets                                     (324,000)          (488,000)            324,000
            Other assets                                              558,000           (153,000)           (472,000)
         Increase (decrease) in:
            Accounts payable                                       (1,659,000)        (1,919,000)            248,000
            Accruals and other liabilities                            833,000          1,120,000          (3,971,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
               Net cash provided by operating activities           16,162,000         17,964,000           4,573,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:

    Purchases of property, plant and equipment                     (1,403,000)        (2,592,000)        (15,567,000)
    Proceeds from sale of equipment                                   379,000                  -                   -
    Proceeds from sales of investment securities                    2,816,000            226,000          18,838,000
    Acquisition of investment securities                           (5,839,000)        (9,260,000)                  -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
               Net cash provided by (used in) investing
                 activities                                        (4,047,000)       (11,626,000)          3,271,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:

    Purchase of treasury stock                                     (1,339,000)        (3,365,000)         (3,524,000)
    Principal repayment on loan to employee stock
       ownership plan                                                 790,000            790,000             790,000
    Dividends                                                      (2,949,000)        (3,817,000)         (3,950,000)
    Exercise of stock options                                               -             54,000             344,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
               Net cash used in financing activities               (3,498,000)        (6,338,000)         (6,340,000)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Increase in cash and cash equivalents                              8,617,000                  -           1,504,000
 Cash and cash equivalents, beginning of year                       6,078,000          6,078,000           4,574,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of year                         $  14,695,000       $  6,078,000        $  6,078,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------
 Business Fab Industries, Inc. (the "Company") is a major manufacturer of knitted apparel fabrics, including laces and finished home products, as well as laminated fabrics. The Company's sales in fiscal 2000, 1999 and 1998 were primarily made to United States customers.

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

 Fiscal Year                          The Company's fiscal year ends on the
                                      Saturday closest to November 30. Fiscal
                                      2000 had fifty-three weeks; fiscal 1999
                                      and 1998 had fifty-two weeks.

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

                                      Financial instruments which potentially
                                      subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian, which held equity securities during fiscal 2000 and had no such equity securities at December 2, 2000 but will continue to invest in such equities in the future) maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------
                                      and retailers to whom the Company sells
                                      (see Note 13). The Company reviews a
                                      customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of December 2, 2000 and November 27, 1999, 23% and 16%,
                                      respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------
 Property, Plant and                 Property, plant and equipment are stated at
 Equipment                           cost. Depreciation is computed using
                                     principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles.

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

 Research and                        Research and development costs are charged
 Development Costs                   to expenses in the year incurred and
                                     amounted to $3,206,000, $3,478,000, and
                                     $3,625,000 in fiscal 2000, 1999 and 1998,
                                     respectively.

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

 Earnings Per Share                  Basic earnings per share is based on the
                                     weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. The
                                     Company's dilutive potential common shares outstanding during fiscal 2000, 1999 and 1998 resulted entirely from dilutive stock options.

 Revenue Recognition                 The Company recognizes its revenues upon
                                     shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

 Pending Accounting                  In June 1998, the FASB issued SFAS No. 133,
 Pronouncements                      "Accounting for Derivative Instruments and
                                     Hedging Activities", effective for years beginning after June 15, 1999. As a result of the FASB's issuance of SFAS No. 137, "Accounting for Derivative Instruments and
                                     Hedging Activities - Deferral of the
                                     Effective date of FASB Statement No. 133", the effective date has been delayed until years beginning after June 15, 2000, the Company's fiscal year 2001. Due to the Company's limited use of derivative financial instruments, the Company has determined that there will be no impact on the earnings and financial position resulting from the adoption of this standard in the fiscal year 2001.

 Reclassification                    Certain amounts in the 1999 Financial
                                     Statements have been reclassified to
                                     conform with the 2000 presentation.


                                                                                               Fab Industries, Inc.
                                                                                                   and Subsidiaries

                                                                         Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------------------------------------------

   1.       Cash and Cash             Cash and cash equivalents at December 2, 2000 and November 27,  1999 consisted
            Equivalents               of the following (in thousands):

                                                                                        2000                   1999
                                     ---------------------------------- ---------------------- -----------------------
                                     Cash                                             $2,064                 $2,078
                                     Tax-free short-term debt
                                       instruments                                    12,631                  4,000
                                     ---------------------------------- ---------------------- -----------------------
                                                                                     $14,695                 $6,078
                                     ---------------------------------- ---------------------- -----------------------

   2.       Investment Securities     Investment securities  available-for-sale at December 2,  2000 and November 27,
                                      1999 consisted of the following (in thousands):


                                                                               Gross         Gross
                                                                             unrealized    unrealized
                                                                  Cost      holding gain  holding loss   Fair value
                                     ------------------------ ------------- ------------- ------------- -------------
                                     2000:

                                        Equities                   $  849   $         -        $  (68)         $781
                                        U.S. Treasury
                                           obligations             14,172            93             -        14,265
                                        Tax-exempt
                                           obligations              6,015             8           (74)        5,949
                                        Corporate bonds            35,225            95          (548)       34,772
                                        Money market                6,497             -             -         6,497
                                     ------------------------ ------------- ------------- ------------- -------------
                                                                  $62,758       $   196         $(690)      $62,264
                                     ------------------------ ------------- ------------- ------------- -------------
                                     1999:

                                        Equities                 $  1,224   $         -        $  (25)       $1,199
                                        U.S. Treasury
                                           obligations             12,575             1             -        12,576
                                        Tax-exempt
                                           obligations             23,784            55          (380)       23,459
                                        Corporate bonds            20,457            19          (354)       20,122
                                        Money market                  396             -             -           396
                                     ------------------------ ------------- ------------- ------------- -------------
                                                                  $58,436       $    75         $(759)      $57,752
                                     ------------------------ ------------- ------------- ------------- -------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The carrying values and approximate fair values of investments in debt securities available-for-sale, at December 2, 2000 and November 27, 1999, by contractual maturity are as shown below:


                           December 2, 2000               November 27, 1999
                      ------------- -------------    ------------- -------------
                          Cost       Fair value          Cost        Fair value
                          ----       ----------          ----        ----------

Maturing in one
  year or less            $ 19,071      $ 19,161         $ 14,561      $ 14,547
Maturing after one
  year through five
  years                     32,861        32,486           31,064        30,814
Maturing after five
  years through ten
  years                      3,480         3,339           11,191        10,796
--------------------- ------------- ------------- -- ------------- -------------
                           $55,412       $54,986          $56,816       $56,157
--------------------- ------------- ------------- -- ------------- -------------


Gross and net realized gains and losses on sales of investment securities were:

                                           2000            1999           1998
--------------------------------- --------------- -------------- ---------------
Gross realized gains                    $ 4,214         $ 3,865        $ 3,826
Gross realized losses                    (2,914)         (1,778)        (2,680)
--------------------------------- --------------- -------------- ---------------
Net realized gain                       $ 1,300         $ 2,087        $ 1,146
--------------------------------- --------------- -------------- ---------------

Other comprehensive income (loss) for fiscal 2000, 1999, and 1998 consisted of the following (in thousands):

                                                  2000         1999        1998
            --------------------------------- ---------- ------------ ----------
            Unrealized holding gains
            arising during the year, net of
            tax                                   $894         $291        $602

            Reclassification adjustment,
            net of tax                            (780)      (1,252)       (688)
            --------------------------------- ---------- ------------ ----------
            Other comprehensive income
            (loss) net of tax                     $114        $(961)       $(86)
            --------------------------------- ---------- ------------ ----------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                              During Fiscal 2000, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At December 2, 2000 and November 27, 1999, the Company had no such investments, but will continue to invest in such equities in the future.

                              Realized gains or (losses) on purchased short-term S&P 100 index put options and sold short-term S&P 100 call options during fiscal 2000, 1999, and 1998 were $2,217,000, $(350,000), and $(435,000), respectively.

3.    Inventories             Inventories at December 2, 2000 and November 27,
                              1999 consisted of the following (in thousands, except for percentages):

                                                             2000         1999
                   ---------------------------------- -------------- -----------
                   Raw materials                          $  5,019       $ 7,337
                   Work-in-process                           7,142         7,871
                   Finished goods                            7,257         8,794
                   ---------------------------------- -------------- -----------
                                                           $19,418       $24,002
                   ---------------------------------- -------------- -----------
                   Approximate percentage of
                     inventories valued under LIFO
                     method                                   52%            53%
                   ---------------------------------- -------------- -----------
                   Excess of FIFO valuation over
                     LIFO valuation                       $  3,228       $ 3,000
                   ---------------------------------- -------------- -----------

                   In fiscal 2000, the liquidation of certain LIFO layers increased cost of goods sold by $465,000. The inventories in these LIFO layers were acquired at higher costs than current costs. The impact of inventory liquidations in fiscal 1999 was not significant.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   4.       Property, Plant and       Property,  plant  and  equipment  at
            Equipment                 December 2,  2000 and  November 27,  1999
                                      consisted of the following (in thousands):

                                                                                          2000                1999
                                     ----------------------------------------- ------------------- ------------------
                                     Owned by the Company:
                                        Land and improvements                      $       698         $       698
                                        Buildings and improvements                      13,582              13,582
                                        Machinery and equipment                        112,358             112,140
                                        Trucks and automobiles                           1,742               1,662
                                        Office equipment                                   681                 681
                                        Leasehold improvements                             923                 808
                                     ----------------------------------------- ------------------- ------------------
                                                                                       129,984             129,571
                                     Property under capital leases:

                                        Land                                                18                  18
                                        Buildings and improvements                       1,432               1,432
                                     ----------------------------------------- ------------------- ------------------
                                                                                       131,434             131,021
                                     Less:  Accumulated depreciation and
                                               amortization                             99,758              94,612
                                     ----------------------------------------- ------------------- ------------------
                                                                                     $  31,676           $  36,409
                                     ----------------------------------------- ------------------- ------------------

                                      As of December 2, 2000, the Company has
                                      idle manufacturing assets of approximately
                                      $3.6 million which continue to be
                                      depreciated.


   5.       Obligations Under         Obligations  under capital leases at
            Capital Leases            December 2,  2000 and  November 27,  1999
                                      consisted of the following (in thousands):

                                                                                          2000                1999
                                     ----------------------------------------- ------------------- ------------------
                                     Obligations under capital leases
                                       through 2006 payable in monthly
                                       installments of $11 including
                                       interest at 10% per annum                          $390                $437

                                     Less:  Current maturities (included
                                            with other current liabilities)                 28                  28
                                     ----------------------------------------- ------------------- ------------------
                                                                                          $362                $409
                                     ----------------------------------------- ------------------- ------------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Aggregate installments on obligations
                                      under capital leases maturing after one
                                      year are as follows:

                                      Fiscal year ending (in thousands)

                                      2002                               $  56
                                      2003                                  62
                                      2004                                  68
                                      2005                                  75
                                      2006                                 101
                                      ------------------------------------------
                                                                          $362
                                      ------------------------------------------

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                      Since pro forma compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 2000 may not be representative of future years' amounts.

                                     (Dollars in thousands,
                                       except per share data)                2000             1999            1998
                                     ----------------------------------- ------------ --------------- ---------------
                                     Pro forma net income                   $3,008            $305           $ 5,794
                                     Pro forma earnings per share -
                                       diluted                               $0.56           $0.06           $  1.02
                                     ----------------------------------- ------------ --------------- ---------------

                                      The weighted average fair value of options granted was $2.45, $1.73 and $7.04 per share in fiscal 2000, 1999 and 1998, respectively.

                                      The fair value of each option grant is
                                      estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2000, 1999 and 1998 grants:

                                     ---------------------------------------------------- ----------------------------
                                     Dividends                                                 $.40 to $.70 per share
                                     Volatility                                                       21.4% to 23.5%
                                     Risk-free interest                                                        5.00%
                                     Expected term                                                     1 to 10 years
                                     ---------------------------------------------------- ----------------------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Data regarding the Company's stock option plan follows:

                                                                Weighted average
                                                                 exercise price
                                                      Shares        per share
   --------------------------------------------- ---------------- --------------
   Shares under option, November 29, 1997              207,100          23.11
   Options granted                                      20,000          29.10
   Options exercised                                   (15,450)         22.32
   Options canceled                                    (39,000)        (30.29)
   --------------------------------------------- ---------------- --------------
   Shares under option, November 28, 1998              172,650          22.26
   Options granted                                     113,700          13.00
   Options exercised                                    (3,500)         15.44
   Options canceled                                    (13,100)        (27.44)
   --------------------------------------------- ---------------- --------------
   Shares under option, November 27, 1999              269,750          18.19
   Options granted                                      54,000          11.06
   Options exercised                                         -              -
   Options canceled                                   (161,050)        (21.58)
   --------------------------------------------- ---------------- --------------
   Shares under option, December 2, 2000               162,700          12.47
   --------------------------------------------- ---------------- --------------

   --------------------------------------------- ---------------- --------------
   Options exercisable at:
      November 28, 1998                                125,010         $20.01
      November 27, 1999                                130,130          20.80
      December 2,  2000                                 24,140          13.75
   --------------------------------------------- ---------------- --------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following summarizes information about shares under option in the respective exercise price ranges at December 2, 2000:

                                                                 Weighted average                       Weighted average
  Range of exercise                         Weighted average     exercise price         Number           exercise price
   price per share    Number outstanding     remaining life        per share          exercisable          per share
 -------------------- -------------------- -------------------- ------------------- -------------------- ----------------
      $13.00               105,700                8.89               $13.00              21,140               $13.00
       11.06                54,000                9.90                11.06                   -                11.06
       19.00                 3,000                 .70                19.00               3,000                19.00
 -------------------- ------------------ ------------------- ------------------- -------------------- -------------------
                           162,700                                                       24,140
 -------------------- ------------------ ------------------- ------------------- -------------------- -------------------

The shares authorized but not granted under the Company's stock option plans were 15,300 at December 2, 2000 and 51,300 at November 27, 1999. Common stock reserved for options totaled 162,700 shares at December 2, 2000 and 269,750 shares at November 27, 1999.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Restricted Stock Plan

                                      The Company has a restricted stock plan
                                      which awards shares of common stock
                                      previously held in its treasury to key
                                      employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares are held by the Company and vest over the same five-year period. The compensation element related to such shares is recognized ratably over the five-year restriction period. Compensation expense related to the above restricted shares for fiscal 2000, 1999 and 1998 was $0, $1,000 and $26,000, respectively. No restricted stock was awarded in Fiscal
                                      2000, 1999, or 1998.

   7.       Benefit Plans             Profit Sharing Plans

                                      A qualified plan, which covers the
                                      majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 2000, 1999 and 1998 were $241,000, $195,000 and $308,000, respectively.

                                      The Company also has a nonqualified,
                                      defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 2000, 1999 and 1998 were $57,000, $38,000 and $59,000, respectively. Benefits
                                      payable under this plan amounting to
                                      $2,397,000 and $2,838,000 at December 2,
                                      2000 and November 27, 1999, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

                                      Pension Plan

                                      The Company maintains a non-contributory defined benefit pension plan (Fab Industries, Inc. Hourly Employees' Retirement Plan) which covers substantially all hourly employees. The Plan provides benefits based on the participants' years of service.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      The following tables provide a
                                      reconciliation of the changes in the
                                      Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 2000 and 1999:

                                                                                                2000               1999
                                                                                       ------------------ ------------------
                    Reconciliation of the benefit obligation

                                    Obligation at beginning of year                       $2,990,000         $4,200,000
                                    Service cost                                             239,000            301,000
                                    Interest cost                                            250,000            260,000
                                    Actuarial (gain) loss                                    361,000           (883,000)
                                    Benefit payments                                        (252,000)          (888,000)
                                                                                       ------------------ ------------------
                                    Obligation at end of year                             $3,588,000         $2,990,000
                                                                                       ------------------ ------------------
                                                                                                2000               1999
                                                                                       ------------------ ------------------
                     Reconciliation of fair value of plan assets

                                    Fair value of plan assets at beginning of year        $4,727,000         $4,987,000
                                    Actual return on plan assets (net of expenses)         1,047,000            628,000
                                    Benefit payments                                        (252,000)          (888,000)
                                                                                       ------------------ ------------------
                                    Fair value of plan assets at end of year              $5,522,000         $4,727,000
                                                                                       ------------------ ------------------
                                                                                                2000               1999
                                                                                       ------------------ ------------------
                                    Funded status

                                    Funded status                                         $1,934,000         $1,737,000
                                    Unrecognized prior service cost                          685,000            758,000
                                    Unrecognized (gain)                                   (2,756,000)        (2,588,000)
                                                                                       ------------------ -----------------
                                    Net amount recognized                               $   (137,000)       $   (93,000)
                                                                                       ------------------ ------------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      The following table provides the amounts recognized in the consolidated balance sheets as of December 2, 2000 and November 27, 1999:

                                                         2000            1999
                                                    --------------   -----------
     Prepaid benefit cost                           $        -       $        -
     Accrued benefit liability                         (137,000)        (93,000)
                                                    --------------   -----------
     Net amount recognized                          $  (137,000)     $  (93,000)
                                                    --------------   ----------

       The following table provides the
       components of the net periodic benefit
       cost for the Plan for fiscal 2000 and
       1999:

                                                        2000            1999
                                                    ------------     -----------
     Service cost                                   $  239,000       $  302,000
     Interest cost on projected benefit obligation     250,000          261,000
     Expected return on plan assets                   (377,000)        (397,000)
     Amortization of prior service cost                 74,000           74,000
     Amortization of net (gain) loss                  (142,000)        (100,000)
                                                    -------------    -----------
     Net periodic pension cost/(credit)             $   44,000       $  140,000
                                                    -------------    -----------

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

                                      The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 2000 and 1999 are shown in the following table:

                                                       2000           1999
                                                     ---------      ---------
                 Discount rate                         7.50%          7.50%
                 Expected return on plan assets        8.00%          8.00%

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                      Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at December 2, 2000 of $4,747,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheets.

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

                                      The portion of the common stock dividends declared relating to ESOP shares totaled $161,000, $213,000 and $218,000 for fiscal
                                      2000, 1999 and 1998, respectively. Of
                                      these amounts, $90,000, $110,000 and
                                      $102,000 for fiscal 2000, 1999 and 1998,
                                      respectively, related to allocated shares and $71,000, $103,000 and $116,000 for fiscal 2000, 1999 and 1998, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      As of December 2, 2000 and November 27,
                                      1999, ESOP shares information was as
                                      follows:

                                                   2000                1999
----------------------------------------- ------------------- ------------------
Allocated                                         151,861             168,667
Committed to be released                           21,841              23,439
In suspense                                       108,174             106,576
----------------------------------------- ------------------- ------------------
      Total shares held by ESOP                   281,876             298,682
----------------------------------------- ------------------- ------------------

The net charges to earnings for fiscal 2000, 1999 and 1998 were as follows (in thousands):

                                          2000           1999            1998
--------------------------------- -------------- --------------- ---------------
Contribution to ESOP                    $1,150         $1,108          $1,176
Less:  Interest income on loan
          to ESOP                          547            535             605
--------------------------------- -------------- --------------- ---------------
Net charge to earnings                 $   603        $   573         $   571
--------------------------------- -------------- --------------- ---------------

The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

   8.       Income Taxes              Provisions (benefits) for Federal, state
                                      and local income taxes for fiscal 2000,
                                      1999 and 1998 consisted of the following components (in thousands):

                                         2000            1999              1998
----------------------------- --------------- ----------------- ----------------
Current:
   Federal                             $   734        $   (769)          $   881
   State and local                          77             (71)               77
----------------------------- --------------- ----------------- ----------------
                                           811            (840)              958
Deferred:
   Federal and state                       334             (15)            1,042
----------------------------- --------------- ----------------- ----------------
                                        $1,145           $(855)           $2,000
----------------------------- --------------- ----------------- ----------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The net deferred tax liability at December 2, 2000 and November 27, 1999 consisted of the following (in thousands):

                                                         2000              1999
--------------------------------------------- ----------------- ----------------
Long-term portion:
   Gross deferred tax liability (asset) for:
        Excess depreciation for tax purposes              $6,340         $6,390
        Future tax deductions for employee
           benefit plans                                  (1,023)        (1,206)
        Other                                                 35           (114)
------------------------------------------------- ---------------- -------------
              Net long-term liability                      5,352          5,070
------------------------------------------------- ---------------- -------------
Current portion:
   Gross deferred tax liability (asset) for:
        Accounts receivable - Section 475
           adjustment                                        677            577
        Net unrealized holding gain (loss)
            On investment securities
           available-for-sale, included in
           stockholders' equity                             (197)          (274)
        ESOP contribution accrued for tax
           purposes                                          430            430
        Other                                               (264)          (216)
------------------------------------------------- ---------------- -------------
              Net current liability                          646            517
------------------------------------------------- ---------------- -------------
Net deferred tax liability                                $5,998         $5,587
------------------------------------------------- ---------------- -------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 2000, fiscal 1999 and 1998 to income (loss) before income taxes due to the following:

                                         2000           1999            1998
 --------------------------------- -------------- --------------- --------------
                                                  (Tax effect in thousands)
 Federal tax expense
  (benefit)at statutory rate          $1,421          $(115)         $2,726
 State and local income taxes,
   net of Federal benefit                 51            (78)            184
 Tax-free interest income and
   dividends received deduction         (338)          (662)           (890)
 Other                                    11              -             (20)
 --------------------------------- -------------- --------------- --------------
 Income tax expense (benefit)         $1,145          $(855)         $2,000
 --------------------------------- -------------- --------------- --------------


   9.       Commitments and           Stock Repurchase
            Contingencies

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Lease

                                      The Company leases its New York City
                                      offices and showrooms until 2005, at
                                      average minimum annual rentals of $280,000 plus escalation and other costs.

                                      Rental expense for operating leases in
                                      fiscal 2000, 1999 and 1998 aggregated
                                      $901,000, $894,000 and $986,000,
                                      respectively.

                                      Future minimum annual payments over the
                                      remaining noncancellable term of the
                                      Company's New York City operating lease
                                      are as follows:

                                     Fiscal year ending (in thousands)

                                     -----------------------------------------
                                     2001                               $256
                                     2002                                316
                                     2003                                369
                                     2004                                375
                                     2005                                253
                                     -----------------------------------------
                                                                      $1,569

                                     -----------------------------------------

                                      A number of claims and lawsuits seeking
                                      unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position, or results of operations.

   10.      Statement of Cash         Cash outlays (net refunds) for corporate
            Flows                     income taxes and interest for fiscal 2000,
                                      1999 and 1998 were as follows (in
                                      thousands):

                                               Corporate income
                                                    taxes             Interest
                                     ---------------------------- --------------
                                     2000        $     (53)            $   86
                                     1999           (1,238)               101
                                     1998            2,907                 75
                                     ---------------------------- --------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Noncash Investing and Financing Activities

                                      In fiscal 2000, 1999 and 1998, net
                                      unrealized holding gains (losses) of
                                      $190,000, $(1,601,000) and $(143,000),
                                      respectively, less related income taxes of $76,000, $(640,000) and $(57,000), on investment securities available-for-sale, were recorded as increases (decreases) in stockholders' equity.

  11.       Interest and Dividend     Interest and dividend income for the past
            Income                    three fiscal years were as follows (in
                                      thousands):

                                             Interest    Dividend
                                              income     income        Total
                                     -------------------------------------------
                                     2000     $3,877       $123        $4,000
                                     1999      2,664        287         2,951
                                     1998      3,184        345         3,529
                                     -------------------------------------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   12.      Earnings Per              Basic and diluted earnings per share for
            Share                     the fiscal years ended December 2, 2000,
                                      November 27, 1999 and November 28, 1998
                                      are calculated as follows:

                                                     Weighed
                                                     Average       Per Share
                                    Net Income       Shares          Amount
                                    ----------       ------          ------

 Fiscal year ended December 2, 2000:

   Basic earnings per share        $3,033,000       5,336,958          $.57

   Effect of assumed
      conversion of employee
      stock options                                         -
------------------------------- --------------- -------------- ---------------
   Diluted earnings per share      $3,033,000       5,336,958          $.57
------------------------------- --------------- -------------- ---------------
Fiscal year ended November 27, 1999:

   Basic earnings per share          $517,000       5,414,687          $.10

   Effect of assumed
      conversion of employee
      stock options                                     4,443
------------------------------- --------------- -------------- ---------------
   Diluted earnings per share        $517,000       5,419,130          $.10
------------------------------- --------------- -------------- ---------------
Fiscal year ended November 28, 1998:

   Basic earnings per share        $6,017,000       5,627,788         $1.07

   Effect of assumed
      conversion of employee
      stock options                                    37,406
------------------------------- --------------- -------------- ---------------
   Diluted earnings per share      $6,017,000       5,665,194         $1.06
------------------------------- --------------- -------------- ---------------

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                      Options to purchase 162,700, 182,000 and 46,000 shares of common stock were outstanding during fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during such fiscal years.

13. Segment Information

         The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 requires companies to report information on segments using the way management organizes segments within the company for making operating decisions and assessing financial performance.

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The Company has identified three reportable segments based upon the primary markets it serves: Apparel Fabrics, Home Fashions, Industrial Fabrics and Accessories.

Apparel Fabrics: The Company is a major manufacturer of warp and circular knit fabrics and raschel laces. The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women, and children, including dresses and sportswear, children's sleepwear, activewear, swimwear, and recreational apparel.

Home Fashions and Accessories: The Company uses its own textile fabrics internally to produce 100% cotton jersey sheets, flannel and satin sheets, as well as blankets, comforters and other bedding products which the Company sells to specialty stores, catalogues and mail order companies as well as airlines and healthcare institutions. The Company's textile fabrics are also sold to manufacturers of home furnishings.

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

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

During all years presented, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales.

                                     Home Fashions,
2000                       Apparel   and Accessories      Other       Total
----                       -------   ---------------      -----       -----
External sales            $ 93,901     $14,269          $ 10,015    $ 118,185
Intersegment sales          12,324          51               342       12,717
Operating income/(loss)     (2,114)      1,117               (39)      (1,036)
Depreciation expense         5,171          55               463        5,689
Segment assets              44,671       1,579             4,375       50,625
Capital expenditures           922           4               318        1,244


                                     Home Fashions,
1999                       Apparel   and Accessories      Other       Total
----                       -------   ---------------      -----       -----

External sales            $ 102,883    $16,034          $ 9,972    $ 128,889
Intersegment sales           12,264         47              945       13,256
Operating income/(loss)      (6,196)     1,169             (248)      (5,275)
Depreciation expense          5,597         54              406        6,057
Segment assets               53,024      2,506            4,396       59,926
Capital expenditures          1,244         38            1,254        2,536


                                     Home Fashions,
1998                        Apparel  and Accessories      Other       Total
----                        -------  ---------------      -----       -----

External sales            $124,256     $15,409          $ 11,771   $ 151,436
Intersegment sales          18,621          67             1,015      19,703
Operating income/(loss)      3,430         745              (758)      3,417
Depreciation expense         4,997          50               356       5,403
Segment assets              62,356       4,917             4,346      71,619
Capital expenditures        15,004          64               435      15,503

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Revenues                                 2000         1999          1998
                                            ----         ----          ----
   Total external sales for segments      $118,185     $128,889      $151,436
   Intersegment sales for segments          12,717       13,256        19,703
   Elimination of intersegment sales      (12,717)      (13,256)      (19,703)
                                        -----------  -----------  ------------
   Total consolidated sales               $118,185     $128,889      $151,436
                                        ===========  ===========  ============
   Profit or Loss

   Total operating income (loss) for
   segments                                 (1,036)      (5,275)     $  3,417
   Total other income                        5,214        4,937         4,600
                                          ---------  -----------  ------------
   Income (loss) before taxes on income      4,178        (338)      $  8,017
                                          =========  ===========  =============

   Assets

   Total segments assets                  $ 50,625     $ 59,926      $  71,619
   Assets not allocated to segments        100,787       92,252         88,784
                                          ---------  -----------   ------------
   Total consolidated assets               151,412      152,178      $ 160,403
                                          =========  ===========   ============

   Other Significant Items

   Depreciation expense                   $  5,689     $  6,057      $   5,403
   Not allocated to segments                   175          147            152
                                          ---------  -----------   ------------
   Consolidated total                     $  5,864     $  6,204      $   5,555
                                          =========  ===========   ============

   Capital expenditures                   $  1,244     $  2,536      $  15,503
   Not allocated to segments                   159           56             64
                                          ---------  -----------   ------------
   Consolidated total                      $ 1,403      $ 2,592      $  15,567
                                          =========  ===========   ============

                                                            Fab Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  14.       Quarterly Financial Data  Quarterly earnings were as follows
            (unaudited)               (in thousands, except for earnings per
                                      share):

                                 First                                   Third               Fourth
                                quarter          Second quarter         quarter              quarter              Total
    ---------------------- ------------------- ------------------- ------------------- -------------------- -------------------
    Fiscal 2000:
     Net sales                    $28,339             $29,541             $29,276             $31,029             $118,185
     Cost of goods sold            25,888              26,266              26,035              28,567              106,756
     Net income                       304                 832               1,059                 838                3,033
     Earnings per share:
        Basic                   $    0.06           $    0.16           $    0.20          $      .16            $    0.57
        Diluted                 $    0.06           $    0.16           $    0.20          $      .16            $    0.57
  ------------------------ ------------------- ------------------- ------------------- -------------------- -------------------
  Fiscal 1999:
     Net sales                    $29,007             $37,467             $30,174             $32,241             $128,889
     Cost of goods sold            28,761              31,801              27,612              30,599              118,773
     Net income                    (1,815)              1,982                 257                  93                  517
     Earnings per share:
        Basic                   $   (0.33)          $    0.37           $    0.05          $      .02            $    0.10
        Diluted                 $   (0.33)          $    0.37           $    0.05          $      .02            $    0.10
  ------------------------ ------------------- ------------------- ------------------- -------------------- -------------------

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

                                    FORM 10-K

             FISCAL YEARS ENDED DECEMBER 2, 2000, NOVEMBER 27, 1999,

                              AND NOVEMBER 28, 1998

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX

Schedule:                                                                 Page

  II.  Valuation and Qualifying Accounts                                   S-3

                                                                     Schedule II
                                                            Fab Industries, Inc.
                                                                and Subsidiaries


                                               Valuation and Qualifying Accounts

                                                                  (In thousands)

Col. A                           Col. B                 Col. C                 Col. D            Col. E
------                           ------                 ------                 ------            ------
                                                       Additions
                                                ----------------------------
                                                    (1)              (2)
                                 Balance at      Charged to      Charged to
                                 beginning       costs and          other                       Balance at
Description                      of year         expenses          accounts    Deductions       end of year
-------------------------------------------------------------------------------------------------------------------

Fiscal year ended

   December 2, 2000:
         Allowance for doubtful
              Accounts              $1,500          $850(i)          $    -     $(2,050)(ii)      $  300

Fiscal year ended

   November 30, 1999:
         Allowance for doubtful
              Accounts              $1,000          $750(i)          $    -     $  (250)(ii)      $1,500

Fiscal year ended

   November 28, 1998:
         Allowance for doubtful
              Accounts              $  900          $400(i)          $   -      $  (300)(ii)      $1,000
-------------------------------------------------------------------------------------------------------------------

(i)   Current year's provision.
(ii)   Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Fab has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                     FAB INDUSTRIES, INC.

                                                     By: /s/ Samson Bitensky
                                                        ------------------------
                                                     Samson Bitensky
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                     Date:    February 22, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Date                    Capacity in Which Signed
---------                     ----

/s/ Samson Bitensky           February 22, 2001       Chairman of the Board,
-------------------                                   Chief Executive Officer,
Samson Bitensky                                       and Director (Principal
                                                      Executive Officer)


/s/ David A. Miller           February 22, 2001       Vice President - Finance,
-------------------                                   Treasurer, and Chief
David A. Miller                                       Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)


/s/ Martin B. Bernstein       February 22, 2001       Director
-----------------------
Martin B. Bernstein


/s/ Lawrence H. Bober         February 22, 2001       Director
---------------------
Lawrence H. Bober


/s/ Frank S. Greenberg        February 22, 2001       Director
----------------------
Frank S. Greenberg


/s/ Susan B. Lerner           February 22, 2001       Director
-------------------
Susan B. Lerner


/s/ Richard Marlin            February 22, 2001       Director
------------------
Richard Marlin

                                INDEX TO EXHIBITS

Exhibit         Description of Exhibit
-------         ----------------------

3.1       -     Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K").

3.2       -     Amended and Restated By-laws, incorporated by reference to
                Exhibit 3.2 to the 1993 10-K.

3.3       -     Certificate of Amendment of Restated Certificate of
                Incorporation, incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 3, 1994 (the "1994 10-K").

3.4       -     Amendments to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form
                10-K for the fiscal year ended November 29, 1997.

3.5       -     Amendment to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form
                10-K for the fiscal year ended November 27, 1999.

4.1       -     Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4-A to Registration Statement No. 2-30163, filed on
                November 4, 1968.

4.2       -     Rights Agreement dated as of June 6, 1990 between the Company
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

10.21     -     Lease dated as of March 1, 1979 between City of Amsterdam
                Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.22     -     Lease dated as of January 1, 1977 between City of Amsterdam
                Industrial Development by reference to Exhibit 10.19 to the 1993
                10-K.

10.23     -     Form of Indemnification agreement between Company and its
                officers and directors, incorporated by reference to Exhibit
                10.20 to the 1993 10-K.

10.24     -     Fab Industries, Inc. Employee Stock Ownership Plan effective as of November 25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-K.

10.25     -     Amendment dated September 21, 1995 to the Employee Stock
                Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.26     -     Fab Industries, Inc. Non-Qualified Executive Retirement Plan
                dated as of November 30, 1990, incorporated by reference to
                Exhibit 10.25 to the 1993 10-K.

10.27     -     Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement dated May 6, 1999,
                File No. 1-5901.

*21       -     Subsidiaries of the Company.

*23.1     -     Consent of Ernst & Young, LLP.

*23.2     -     Consent of BDO Seidman, LLP.

-------------

*        Filed herewith.