Form 10-Q
period 2001-03-03
FAB INDUSTRIES INC
filed 2001-04-17
CIK 34136

Form 10-Q Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x         No_____
                                                   ------

          CLASS                             Shares Outstanding at April 16, 2001
--------------------------------            ------------------------------------
 Common stock, $.20 par value                            5,272,217

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

       Table of Contents                                                     1

       Condensed Consolidated Statements of Operations
       13 Weeks ended March 3, 2001 and February 26, 2000                    2

       Condensed Consolidated Balance Sheets (Asset Section)
        March 3, 2001 and December 2, 2000                                   3

       Condensed Consolidated Balance Sheets (Liabilities and
       Stockholders' Equity Section)
       March 3, 2001 and December 2, 2000                                    4

       Condensed Consolidated Statements of Stockholders' Equity
       13 Weeks ended March 3, 2001                                          5

       Condensed Consolidated Statements of Cash Flows
       13 Weeks ended March 3, 2001 and February 26, 2000                    6

       Notes to Condensed Consolidated Financial Statements                  7

PART II - OTHER INFORMATION
      Item 6. Exhibits and Reports on Form 8-K                              12


Management's Discussion and Analysis of Financial Condition
and Results of Operations
                                                                            13


SIGNATURES                                                                  16


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE 13 WKS ENDED
                                           -------------------------------------
                                           March 3, 2001      February 26, 2000
                                           -------------------------------------

Net sales                                     $20,005,000        $28,339,000
Cost of goods sold                             20,157,000         25,888,000
                                          ---------------   ----------------
Gross profit (loss)                              (152,000)         2,451,000

Selling, general and administrative expenses    2,886,000          3,338,000
                                          ---------------   ----------------
Operating (loss)                               (3,038,000)          (887,000)
                                          ---------------   ----------------
 Other income (expense):
  Interest and dividend income                  1,078,000            862,000
  Interest expense                                (10,000)           (11,000)
  Net gain on investment securities               523,000            422,000
                                          ---------------   ----------------
Total other income                              1,591,000          1,273,000
                                          ---------------   ----------------
Income (loss) before taxes                     (1,447,000)           386,000

Income tax expense (benefit)                     (405,000)            82,000
                                         ----------------   ----------------
Net income (loss)                            $ (1,042,000)        $  304,000


Earnings (loss) per share: (Note 5)

      Basic                                       $(0.20)              $0.06

      Diluted                                     $(0.20)              $0.06

Cash dividends declared per share                 $0.100               $0.175


See notes to condensed consolidated financial statements.


                                       (2)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                        A S S E T S
                        -   -  -  -

                                                          AS OF
                                       ----------------------------------------
                                            March 3, 2001      December 2, 2000
                                       ----------------------------------------
Current Assets:

 Cash and cash equivalents (Note 2)          $   1,713,000     $   14,695,000
 Investment securities available-for-sale
 (Note 3)                                       76,373,000         62,264,000
 Accounts receivable-net of allowance of
   $400,000 and $300,000 for doubtful
   accounts                                     14,345,000         17,073,000
 Inventories (Note 4)                           19,804,000         19,418,000
 Other current assets                            2,515,000          2,539,000
                                        ------------------    ---------------
   Total current assets                        114,750,000        115,989,000
                                        ------------------   ----------------

Property, plant and equipment - at cost        131,591,000        131,434,000
Less: Accumulated depreciation                (101,147,000)        99,758,000
                                        ------------------   ----------------
                                                30,444,000         31,676,000

Other assets                                     3,579,000          3,747,000
                                        ------------------   ----------------
                                              $148,773,000       $151,412,000
                                        ==================   ================


See notes to condensed consolidated financial statements.


                                       (3)

 FAB INDUSTRIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                          AS OF
                                       ----------------------------------------
                                            March 3, 2001      December 2, 2000
                                       ----------------------------------------
Current liabilities:

 Accounts payable                               $  6,613,000    $    5,532,000
 Corporate income and other taxes                    880,000         2,911,000
 Accrued payroll and related expenses              1,101,000         1,594,000
 Dividends payable                                   528,000           528,000
 Other current liabilities                           692,000           760,000
 Deferred income taxes                               901,000           646,000
                                          ------------------  ----------------
   Total current liabilities                      10,715,000        11,971,000
                                          ------------------  ----------------
Obligations under capital leases - net of
   current maturities                                349,000           362,000

Other noncurrent liabilities                       2,746,000         2,872,000

Deferred income taxes                              5,214,000         5,352,000
                                          ------------------  ----------------
    Total liabilities                             19,024,000        20,557,000
                                          ------------------  ----------------
Stockholders' equity                             129,749,000       130,855,000
                                          ------------------  ----------------
                                                $148,773,000      $151,412,000
                                          ==================  ================


See notes to condensed consolidated financial statements.


                                       (4)


FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED MARCH 3, 2001

                                                                                             Accumulated
                              Common Stock *            Additional               Loan to        Other       Treasury Stock
                               Number of                Paid-in     Retained   Employee Stock Comprehensive   Number of
                    Total       Shares       Amount     Capital     Earnings   Ownership Plan Income (Loss)    Shares      Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 2, 2000  $130,855,000  6,591,944  $1,319,000  $6,967,000  $161,947,000 ($4,747,000)   ($297,000)  (1,310,458) ($34,334,000)

Net Loss            (1,042,000)                                      (1,042,000)

Change in net
unrealized holding
gain on  investment
securities
available-for-
sale, net of taxes     463,000                                                                   463,000

Total comprehensive
  loss                (579,000)

Cash dividends        (525,000)                                        (525,000)

Purchase of
  treasury stock        (2,000)                                                                                  (118)       (2,000)
                 -------------------------------------------------------------------------------------------------------------------
Balance at
March 3, 2001     $129,749,000  6,591,944  $1,319,000  $6,967,000  $160,380,000 ($4,747,000)    $166,000   (1,310,576) ($34,336,000)
(Unaudited)      ===================================================================================================================


* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE 13 WKS ENDED
                                        ----------------------------------------
                                                         March 3,   February 26,
                                                          2001         2000
                                        ----------------------------------------
OPERATING ACTIVITIES:
Net Income (Loss)                                     ($1,042,000)    $304,000
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                        100,000       175,000
     Depreciation and amortization                      1,389,000     1,525,000
     Deferred income taxes                               (191,000)      119,000
     Net gain on investment securities                   (523,000)     (422,000)
          Decrease (increase) in:
     Accounts receivable                                2,628,000     1,955,000
      Inventories                                        (386,000)      948,000
     Other current assets                                  24,000       278,000
     Other assets                                         168,000        39,000
    (Decrease) increase in:
     Accounts payable                                   1,226,000       255,000
     Accruals and other liabilities                    (2,873,000)     (960,000)
                                                      -----------    ----------
     Net cash provided by
     operating activities                                 520,000     4,216,000
                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment            (173,000)     (458,000)
   Proceeds from dispositions of property                  16,000             -
    Acquisition of investment securities              (12,815,000)     (729,000)
                                                      -----------    ----------
   Net cash used in
   investing activities                               (12,972,000)   (1,187,000)
                                                      -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                              (2,000)     (548,000)
   Dividends                                             (528,000)     (937,000)
                                                      -----------    ----------
   Net cash used in financing activities                 (530,000)   (1,485,000)
                                                      -----------    ----------
   Increase (decrease) in cash and cash equivalents   (12,982,000)    1,544,000

   Cash and cash equivalents, beginning of period      14,695,000     6,078,000
                                                      -----------    ----------
   Cash and cash equivalents, end of period            $1,713,000    $7,622,000
                                                      ===========    ==========

   See notes to condensed consolidated financial statements.

                                       (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 3, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 1, 2001. The balance sheet at December 2, 2000 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.


Reclassification

Certain amounts in the 2000 financial statements have been reclassified with the 2001 presentations.


2.  Cash and cash equivalents consist of the following (in thousands):

                                     March 3, 2001             December 2, 2000
                                     -------------             ----------------
Cash                                     $1,089                     $  2,064

Tax-free short-term debt instruments        624                       12,631
                                        -------                    ---------
                                         $1,713                      $14,695
                                        =======                    =========


                                       (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

     At  March  3,   2001   and   December   2,   2000   investment   securities
     available-for-sale consist of the following (in thousands):

                                         Gross        Gross
                                         Unrealized   Unrealized
                                         Holding      Holding       Fair
March 3, 2001                 Cost        Gain         Loss          Value
-------------                 ----        ----         ----          -----

Equities                    $    849   $   --       ($    48)      $   801

U.S. Treasury obligations     18,388         46         --          18,434

Tax-exempt obligations         6,011        103     (     17)        6,097

Corporate bonds               44,014        682     (    489)       44,207

Money market                   6,834       --           --           6,834
                            --------    --------     --------      --------
                            $ 76,096    $    831     ($   554)     $ 76,373
                            ========    ========     ========      ========


                                       Gross         Gross
                                       Unrealized    Unrealized
                                       Holding       Holding         Fair
December 2, 2000              Cost     Gain          Loss            Value
----------------              ----     ----          ----            -----

Equities                    $    849   $   --      ($    68)      $    781

U.S. Treasury obligations     14,172         93        --           14,265

Tax-exempt obligations         6,015          8    (     74)         5,949

Corporate bonds               35,225         95    (    548)        34,772

Money Market                   6,497       --          --            6,497
                            --------    --------    --------       -------
                            $ 62,758    $   196    ($   690)      $ 62,264
                            ========    ========    ========      ========


                                       (8)

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


                                    March 3, 2001     December 2, 2000
                                    -------------     ----------------
Raw materials                     $  5,613,000             $ 5,019,000
Work in process                      6,801,000               7,142,000
Finished goods                       7,390,000               7,257,000
                                    ----------              ----------
         Total                     $19,804,000             $19,418,000
                                   ===========             ===========

Approximate percentage of
   inventories valued
   under LIFO valuation                  54%                     52%

Excess of FIFO valuation
   over LIFO valuation            $  2,600,000             $ 3,228,000
                                  ============            ============


5.    Earnings Per Share:

       Basic and diluted earnings (loss) per share for the 13 weeks ended March 3, 2001 and February 26, 2000 are calculated as follows:


                                             Net
                                            Income                Per-share
                                            (loss)     Shares     Amount
                                            ------     ------     ---------

   For the 13 weeks ended March 3, 2001:

   Basic and diluted loss per share      ($1,042,000)  5,281,372   ($0. 20)
                                          ----------   ---------    ------


   For the 13 weeks ended February 26, 2000:

   Basic and diluted earnings per share     $304,000   5,373,856     $0.06
                                            --------   ---------     -----

                                       (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


                                      (in thousands)

First Quarter Ended                    Home Fashions
03/03/01                   Apparel     and Accessories     Other        Total
--------                   -------     ---------------     -----        -----
External sales            $ 14,001       $  3,193          $  2,811    $ 20,005
Intersegment sales           3,574             20                76       3,670
Operating income/(loss)     (3,209)           306              (135)     (3,038)
Segment assets              43,771          2,047             4,017      49,835


First Quarter Ended                    Home Fashions
02/26/00                    Apparel    and Accessories     Other        Total
--------                    -------    ---------------     -----        -----
External sales            $ 22,937       $  2,958          $  2,444    $ 28,339
Intersegment sales           2,706             25                71       2,802
Operating income/(loss)     (1,165)           285                (7)       (887)
Segment assets              44,671          1,579             4,375      50,625


                                      (10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Profit or Loss                                  2001                  2000
--------------                                  ----                  ----

Total operating income (loss) for segments   $  (3,038)             $  (887)
Total other income
                                                 1,591                1,273
                                             ---------              -------
Income (loss) before taxes on income         $  (1,447)             $   386
                                             =========              =======


7.  Comprehensive Income (Loss):

      Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income (loss) was ($579,000) and $65,000 for the quarter ended March 3, 2001 and February 26, 2000, respectively.


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


                                      (11)

                           PART II. OTHER INFORMATION
                  ---------------------------------------------


      Item 6. Exhibits and Reports on Form 8-K
      --------------------------------------------------

      a) Exhibits: No exhibits are filed herewith.


      b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ending March 3, 2001.


                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
First Quarter
Fiscal 2001 Compared to Fiscal 2000

      Net sales for the first quarter 2001 were $20,005,000 as compared to $28,339,000 in the similar 2000 period, a decrease of $8,334,000 or 29.4%. The competition for business within the United States, Canada, and Mexico and with continued low-cost imports from the Far and Middle East regions has taken a sustained toll in the U.S. manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the second quarter. We are continuing to evaluate steps to reduce costs including plant consolidation in light of the present market conditions.

      Lower sales volume reduced operating schedules at manufacturing plants and a less profitable mix also exerted unfavorable pressure on profit margins causing a small gross loss compared to 8.6% gross margin last year first quarter. A reduction in LIFO inventory reserves arising principally from lower average FIFO costs levels benefited margins in the amount of $628,000. In the first quarter 2000, no adjustments to LIFO inventory reserves were required.

      Selling, general and administrative expenses in the current quarter decreased by $452,000, or 13.5%. Reduced expenses related primarily to the reduced number of employees on the payroll and reduction of approximately half of the floor space of our executive office's and showroom facilities in our New York City headquarters. In addition, expenses decreased as a result of the continued effectiveness of our expense and cost containment programs.


                                      (13)

      Interest and dividend increased by $216,000, or 25.1% as a result of both average higher invested balances and higher average rates. As a result of a change in our investment policy, in order to maximize total return, a major portion of our portfolio was transferred from tax-free municipals to high quality investment grade, taxable bonds. We realized gains from the sale of investment securities of $523,000 compared to $422,000 in last year's first quarter.

      The Company had realized a tax benefits for the current quarter compared to an effective income tax rate of 21.2% in the comparative 2000 period.

      As a result of these factors, the Company had a net loss of $(1,042,000) for the current quarter compared to net income of $304,000 in last year's first quarter.

      For the current quarter, basic and diluted losses per share were $(0.20) compared to basic and diluted earnings per share $0.06 in last years' first quarter.

Liquidity and Capital Resources

      Net cash provided by operating activities amounted to $520,000 and $4,216,000 for the 13 weeks ended March 3, 2001 and February 26, 2000 respectively. Of this decrease, $1,346,000 relates to comparative changes in net income, $1,334,000 in inventories, $942,000 in accounts payable, accruals and other liabilities, $310,000 in deferred taxes and $125,000 to current and other assets. These decreases were offset by increase of $673,000 in accounts receivable.

      In the first quarter 2001, net acquisition of investment securities were $12,815,000 as compared to net acquisitions of $729,000 in the comparative 2000 period. In the current quarter approximately $12,000,000 of the net acquisitions as at fiscal year December 2, 2000 was in cash and cash equivalents. The Company has invested these funds in high quality, investment grade, taxable bonds.


                                      (14)

      Capital expenditures for the quarter were approximately $170,000 compared to approximately $450,000 in the comparative 2000 first quarter.

      The Company declared a quarterly dividend of $0.10 per share, payable April 20, 2001, to stockholders of record as of March 14, 2001.

      Stockholders' equity was $129,749,000 ($24.57 book value per share) at March 3, 2001, as compared to $130,855,000, ($24.78 book value per share) at the previous fiscal year-end December 2, 2000, and $129,368,000 ($24.16 book value per share) at the end of the comparative 2000 first quarter.

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


                                      (15)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: April 16, 2001                     FAB INDUSTRIES, INC.



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



                                      (16)