Form 10-Q
period 2001-06-02
FAB INDUSTRIES INC
filed 2001-07-23
CIK 34136

Form 10-Q Quarterly Report

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 2, 2001
                              --------------------------

                                       OR
| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -------------------------

Commission file number           1-5901
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
 (Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     x         No
                                                    --------        ---------

        CLASS                             Shares Outstanding at July 23, 2001
-------------------------------         ----------------------------------------
 Common stock, $.20 par value                         5,259,810

                  FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                      PAGE

      Table of Contents                                                      1

      Condensed Consolidated Statements of Operations
      13 Weeks ended June 2, 2001 and May 27, 2000                           2

      Condensed Consolidated Statements of Operations
      26 Weeks ended June 2, 2001 and May 27, 2000                           3

      Condensed Consolidated Balance Sheets (Asset Section)
      June 2, 2001 and December 2, 2000                                      4

      Condensed Consolidated Balance Sheets (Liabilities and Stockholders' Equity Section)
      June 2, 2001 and December 2, 2000                                      5


      Condensed Consolidated Statements of Stockholders' Equity
      26 Weeks ended June 2, 2001                                            6

      Condensed Consolidated Statements of Cash Flows
      26 Weeks ended June 2, 2001 and May 27, 2000                           7


      Notes to Condensed Consolidated Financial Statements                   8

PART II - OTHER INFORMATION                                                 16

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 6. Exhibits and Reports on Form 8-K


Management's Discussion and Analysis of Financial
Condition
and Results of Operations                                                   17


SIGNATURES                                                                  23

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE 13 WKS ENDED
                                                   -------------------------------------------------
                                                           June 2, 2001               May 27, 2000
                                                   -------------------------------------------------
Net sales                                                   $ 23,002,000                $ 29,541,000
Cost of goods sold                                            22,145,000                  26,266,000
                                                            ------------                ------------
Gross profit                                                     857,000                   3,275,000
Selling, general and administrative expenses                   2,741,000                   3,619,000
Impairment of fixed assets held for sale                       5,958,000                           0
                                                            ------------                ------------
Operating (loss)                                              (7,842,000)                   (344,000)
                                                            ------------                ------------
Other income (expense):
  Interest and dividend income                                 1,053,000                     963,000
  Interest expense                                               (12,000)                    (25,000)
  Net gain on investment securities                              699,000                     538,000
                                                            ------------                ------------
Total other income                                             1,740,000                   1,476,000
                                                            ------------                ------------
Income (loss) before taxes                                    (6,102,000)                  1,132,000

Income tax expense (benefit)                                  (1,709,000)                    300,000
                                                            ------------                ------------
Net income (loss)                                           ($ 4,393,000)               $    832,000
                                                            ============                ============


Earnings (loss) per share (Note 5):

      Basic                                                       ($0.83)                      $0.16

      Diluted                                                     ($0.83)                      $0.16

      Cash dividends declared per share                            $0.10                       $0.10

See notes to consolidated financial statements.


                                      (2)

                  FAB INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  FOR THE 26 WKS ENDED
                                                                -------------------------------------------------
                                                                       June 2, 2001               May 27, 2000
                                                                -------------------------------------------------
Net sales                                                                $43,007,000                 $57,880,000
Cost of goods sold                                                        42,302,000                  52,154,000
                                                                        ------------                ------------
Gross profit                                                                 705,000                   5,726,000
Selling, general and administrative expenses                               5,627,000                   6,957,000
Impairment of fixed assets held for sale                                   5,958,000                           0
                                                                        ------------                ------------
Operating (loss)                                                         (10,880,000)                 (1,231,000)
                                                                        ------------                ------------
Other income (expense):
  Interest and dividend income                                             2,131,000                   1,825,000
  Interest expense                                                           (22,000)                    (36,000)
  Net gain on investment securities                                        1,222,000                     960,000
                                                                        ------------                ------------
Total other income                                                         3,331,000                   2,749,000
                                                                        ------------                ------------
Income (loss) before taxes                                                (7,549,000)                  1,518,000

Income tax expense (benefit)                                              (2,114,000)                    382,000
                                                                        ------------                ------------
Net income (loss)                                                        ($5,435,000)                 $1,136,000
                                                                         ===========                  ==========

Earnings (loss) per share (Note 5):

      Basic                                                                   ($1.03)                      $0.21

      Diluted                                                                 ($1.03)                      $0.21

      Cash dividend declared per share                                         $0.20                      $0.275

See notes to consolidated financial statements.

                                      (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                                                         AS OF
                                                              ------------------------------------------------------
                                                                          June 2, 2001             December 2, 2000
                                                              ------------------------------------------------------
Current Assets:

 Cash and cash equivalents (Note 2)                                       $  3,988,000              $ 14,695,000
 Investment securities available-for-sale (Note 3)                          77,639,000                62,264,000
 Accounts receivable-net of allowance of
   $500,000 and $300,000 for doubtful accounts                              14,421,000                17,073,000
 Inventories (Note 4)                                                       16,533,000                19,418,000
 Other current assets                                                        2,182,000                 2,539,000
                                                                          ------------              ------------
   Total current assets                                                    114,763,000               115,989,000
                                                                          ------------              ------------

Property, plant and equipment - at cost                                    113,017,000               131,434,000
Less: Accumulated depreciation                                              90,445,000                99,758,000
                                                                          ------------              ------------
                                                                            22,572,000                31,676,000

Other assets                                                                 3,555,000                 3,747,000
                                                                          ------------              ------------
                                                                          $140,890,000              $151,412,000
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


                                      (4)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                                                     AS OF
                                                                ---------------------------------------------------
                                                                 June 2, 2001               December 2, 2000
                                                                --------------------------------------------------
Current liabilities:

 Accounts payable                                                $  4,886,000                $  5,532,000
 Corporate income and other taxes                                   1,452,000                   2,911,000
 Accrued payroll and related expenses                               1,539,000                   1,594,000
 Dividends payable                                                    526,000                     528,000
 Other current liabilities                                            971,000                     760,000
 Deferred income taxes                                                700,000                     646,000
                                                                 ------------                ------------
   Total current liabilities                                       10,074,000                  11,971,000
                                                                 ------------                ------------
Obligations under capital leases - net of
   current maturities                                                 337,000                     362,000

Other noncurrent liabilities                                        2,740,000                   2,872,000

Deferred income taxes                                               3,269,000                   5,352,000
                                                                 ------------                ------------
    Total liabilities                                              16,420,000                  20,557,000
                                                                 ------------                ------------

Stockholders' equity                                              124,470,000                 130,855,000
                                                                 ------------                ------------
                                                                 $140,890,000                $151,412,000
                                                                 ============                ============

See notes to consolidated financial statements.


                                      (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE 26 WEEKS ENDED JUNE 2, 2001


                                                                     Common Stock *
                                                                     ============                      Additional
                                                                     Number of                         Paid-in
                                                   Total             Shares            Amount          Capital
----------------------------------------------------------------------------------------------------------------------
Balance at
December 2, 2000                            $ 130,855,000            6,591,944         $1,319,000      $6,967,000

Net loss                                       (5,435,000)


Change in net

unrealized holding

gain on  investment
securities available-for-
sale, net of taxes                                324,000

Total comprehensive
loss                                           (5,111,000)

Cash dividends                                 (1,050,000)

Purchase of
 treasury stock                                  (224,000)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Balance at
June 2, 2001                                $ 124,470,000            6,591,944         $1,319,000      $6,967,000
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =


                                                                          Accumulated
                                                                          Other             Treasury Stock
                                                       Loan to            Comprehensive     ===========
                                     Retained          Employee Stock     Income            Number  of
                                     Earnings          Ownership Plan       (Loss)          Shares             Cost
---------------------------------------------------------------------------------------------------------------------------
Balance at
December 2, 2000                     $161,947,000      ($4,747,000)       ($297,000)        (1,310,458)       ($34,334,000)

Net loss                               (5,435,000)


Change in net

unrealized holding

gain on  investment
securities available-for-
sale, net of taxes                                                          324,000


Total comprehensive
loss

Cash dividends                         (1,050,000)

Purchase of
treasury stock                                                                                 (17,632)           (224,000)

- - - - - - - - - - - - - - - - -- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Balance at
June 2, 2001                         $155,462,000      ($4,747,000)         $27,000         (1,328,090)       ($34,558,000)
= = = = = = = = = = = = = = = = == = = = = = = = = = = = = = = = = = = == = = = = = = = = = = = = = = = = = = = = = = = = =


*   Common stock $0.20 par value - 15,000,000 shares authorized.
    Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

                         See notes to consolidated financial statements.



                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE 26 WKS ENDED
                                                        ------------------------------------------------------
                                                                    June 2, 2001             May 27, 2000
                                                        ------------------------------------------------------
OPERATING ACTIVITIES:
Net Income (Loss)                                                  ($ 5,435,000)             $  1,136,000
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                                      200,000                   725,000
     Depreciation and amortization                                    2,782,000                 3,050,000
     Impairment of fixed assets held for sale                         5,958,000                         0
     Deferred income taxes                                           (2,245,000)                  237,000
     Net gain on investment securities                               (1,222,000)                 (960,000)
     Gain on disposition of assets                                      (41,000)                        0
     Decrease (increase) in:
     Accounts receivable                                              2,452,000                 2,463,000
      Inventories                                                     2,885,000                  (338,000)
     Other current assets                                               982,000                   140,000
     Other assets                                                       192,000                   246,000
    (Decrease) increase in:
     Accounts payable                                                  (646,000)                  163,000
     Accruals and other liabilities                                  (1,519,000)                  (20,000)
                                                                   ------------              ------------
     Net cash provided by
     operating activities                                             4,343,000                 6,842,000
                                                                   ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (260,000)                 (863,000)

   Proceeds from dispositions of property and equipment                 103,000                         0

   Acquisition of investment securities                             (13,613,000)               (1,275,000)
                                                                   ------------              ------------
   Net cash used in
   investing activities                                             (13,770,000)               (2,138,000)
                                                                   ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                          (224,000)                 (711,000)
   Dividends                                                         (1,056,000)               (1,882,000)
                                                                   ------------              ------------
   Net cash used in financing activities                             (1,280,000)               (2,593,000)
                                                                   ------------              ------------
   Increase(decrease) in cash and cash equivalents                  (10,707,000)                2,111,000

   Cash and cash equivalents, beginning of period                    14,695,000                 6,078,000
                                                                   ------------              ------------
   Cash and cash equivalents, end of period                        $  3,988,000              $  8,189,000

   See notes to consolidated financial statements.


                                      (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended June 2, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 1, 2001. The balance sheet at December 2, 2000 has been derived from the audited balance sheet at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

Reclassification

Certain amounts in the 2000 financial statements have been reclassified with the 2001 presentations.


2.  Cash and cash equivalents consist of the following (in thousands):


                                            June 2, 2001    December 2, 2000
                                            ------------    ----------------

Cash                                             $1,248             $  2,064

Tax-free short-term debt instruments              2,740               12,631
                                            ------------    ----------------
                                                 $3,988             $14,695
                                            ============    ================



                                      (8)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At June 2, 2001 and December 2, 2000, investment securities available-for-sale consist of the following (in thousands):


                                                           Gross                Gross
                                                           Unrealized           Unrealized
                                                           Holding              Holding              Fair
June 2, 2001                           Cost                Gain                  Loss                Value
-----------------------------------    ------------        ------------        ------------          ------------
Equities                               $    848              $    -             ($    48)            $    800

U.S. Treasury obligations                19,063                  80                  (34)              19,109

Tax-exempt obligations                    1,060                   3                  (21)               1,042

Corporate bonds                          52,943                 626                 (561)              53,008

Money market                              3,680                   -                    -                3,680
                                       --------            --------             --------             --------
                                       $ 77,594            $    709             ($   664)            $ 77,639
                                       ========            ========             ========             ========

                                                          Gross            Gross
                                                          Unrealized       Unrealized
                                                          Holding          Holding              Fair
December 2, 2000                        Cost              Gain             Loss                 Value
----------------------------            ------------      ----------      ------------          ------------
Equities                                    849            $      -           ($    68)            $    781

U.S. Treasury obligations                14,172                  93                  -               14,265

Tax-exempt obligations                    6,015                   8                (74)               5,949

Corporate bonds                          35,225                  95               (548)              34,772

Money market                              6,497                   -                  -                6,497
                                        -------            --------           --------             --------
                                         62,758            $    196           ($   690)            $ 62,264


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



                                        June 2, 2001      December 2, 2000
                                        ------------      -----------------

Raw materials                            $ 3,830,000         $ 5,019,000
Work in process                            5,592,000           7,142,000
Finished goods                             7,110,000           7,257,000
                                         -----------         -----------
         Total                           $16,533,000         $19,418,000
                                         ===========         ===========

Approximate percentage of
inventories valued
under LIFO valuation                              52%                 52%

Excess of FIFO valuation
over LIFO valuation                      $ 2,600,000         $ 3,228,000
                                         ===========         ===========



                                      (10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. Impairment of Fixed Assets held for Sale

As a result of the Company's plan to consolidate several manufacturing facilities, the Company's quarter ended June 2, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities is an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

The fixed assets held for disposal are comprised of machinery and equipment from the knitting, dyeing and finishing activities of the business. Management believes that such assets will be sold within six to twelve months. However, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery.


                                      (11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6. Earnings Per Share:

   Basic and diluted earnings per share for the 13 weeks ended June 2, 2001 and May 27, 2000 are calculated as follows:


                                                Net
                                               Income                     Per-share
                                               (Loss)          Shares      Amount
                                             -----------      ---------   --------
For the 13 weeks ended June 2, 2001:
Basic and diluted earnings per share         $(4,393,000)     5,270,557   ($  0.83)
                                             ===========      =========   ========


For the 13 weeks ended May 27, 2000
Basic and diluted earnings per share         $   832,000      5,347,092   $   0.16
                                             ===========      =========   ========


   Basic and diluted earnings per share for the 26 weeks ended June 2, 2001 and May 27, 2000 are calculated as follows:


                                                Net
                                               Income                     Per-share
                                               (Loss)          Shares      Amount
                                             -----------      ---------   --------
For the 26 weeks ended June 2, 2001
Basic and diluted earnings per share         $(5,435,000)     5,275,964   ($  1.03)
                                             ===========      =========   ========


For the 26 weeks ended May 27, 2000
Basic and diluted earnings per share         $ 1,136,000      5,360,474   $   0.21
                                             ===========      =========   ========


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      For the 26 weeks and 13 weeks ending June 2, 2001, charges for the impairment of fixed assets held for sale apply to the apparel segment.

                                (in thousands)

                                                  Home  Fashions
26 Weeks Ended 06/02/01              Apparel      and Accessories       Other           Total
-----------------------              -------      ---------------       -----           -----
External sales                       $ 32,333      $  5,951            $  4,723         $ 43,007
Intersegment sales                      6,579            28                 143            6,750
Operating income/(loss)               (11,044)          533                (369)         (10,880)
Segment assets                         32,377         2,238               4,155           38,770


                                      (13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (in thousands)

                                                  Home  Fashions
26 Weeks Ended 05/27/00              Apparel      and Accessories       Other           Total
-----------------------              -------      ---------------       -----           -----
External sales                      $ 46,983        $  6,252            $  4,645        $ 57,880
Intersegment sales                     5,607              37                 144           5,788
Operating income/(loss)               (1,851)            663                 (43)         (1,231)
Segment assets                        51,259           2,575               4,391          58,225


                                                      26 Weeks Ended
                                              ----------------------------
Profit or Loss                                  June 02            May 27
--------------                                --------          --------
                                                 2001                2000
                                                --------          --------

Total operating (loss) for segments             $(10,880)         $ (1,231)
Total other income                                 3,331             2,749
                                                --------          --------
Income (loss) before taxes on income            $ (7,549)         $  1,518
                                                ========          ========

                                                  Home  Fashions
26 Weeks Ended 06/02/01              Apparel      and Accessories       Other           Total
-----------------------              -------      ---------------       -----           -----
External sales                       $ 18,332       $  2,758            $  1,912         $ 23,002
Intersegment sales                      3,005              8                  67            3,080
Operating income/(loss)                (7,835)           227                (234)          (7,842)



                                                  Home  Fashions
26 Weeks Ended 05/27/00              Apparel      and Accessories       Other           Total
-----------------------              -------      ---------------       -----           -----

External sales                       $ 24,046       $  3,294            $  2,201        $ 29,541
Intersegment sales                      2,901             12                  73           2,986
Operating income/(loss)                  (686)           378                 (36)           (344)


                                                          13 Weeks Ended
                                                        -------------------
Profit or Loss                                     June 02             May 27
--------------                                     -------             ------
                                                    2001                2000
                                                    ----               ----

Total operating (loss) for segments               $(7,842)             $  (344)
Total other income                                  1,740                1,476
                                                    -----                -----

Income (loss) before taxes on income              $(6,102)             $ 1,132
                                                  =======              =======




                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Comprehensive Income (Loss):

      Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income (loss) was ($5,111,000) and $725,000 for the 26 weeks ended June 2, 2001 and May 27, 2000, respectively and ($4,532,000) and $660,000 for the 13 weeks ended June 2, 2001 and May 27, 2000, respectively.


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



                                      (15)

      PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on May 3, 2001. The matters submitted to a vote of the Company's stockholders were (i) the election of two directors to Class I of the Company's Board of Directors and (ii) the approval of the Fab Industries, Inc. 2001 Stock Incentive Plan.

      The Company's stockholders elected Ms. Susan Lerner and Mr. Richard Marlin to Class I of the Company's Board of Directors, to hold office until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

              Ms. Susan Lerner

              Voted for             4,434,683
              Authority withheld       64,749
              Abstained                     0
              Broker non-votes              0

              Mr. Richard Marlin

              Voted for             4,335,646
              Authority withheld      163,786
              Abstained                     0
              Broker non-votes              0

      The Company's stockholders also approved the Fab Industries, Inc. 2001 Stock Incentive Plan by a vote of 3,641,936 in favor, 309,928 against, with 547,568 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

     10.1 Fab Industries, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit B of the Company's Definitive Proxy Statement on Schedule 14A, dated April 2, 2001)

b) Reports on Form 8-K:

   The Registrant did not file any Current Reports on Form 8-K during the quarter ending June 2, 2001.


                                      (16)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter and Six Months
Fiscal 2001 Compared to Fiscal 2000

      Net sales for the second quarter of fiscal 2001 were $23,002,000 as compared to $29,541,000 in the similar 2000 period, a decrease of 22.1%. For the six months ended June 2, 2001, net sales were $43,007,000, a decline of $14,873,000, or 25.7%, from 2000. Such decreases were caused substantially by lower volume.

      Gross margins for the second quarter 2001 as a percentage of sales declined from 11.1% to 3.7%. Lower sales volume reduced operating schedules at manufacturing plants. In the current quarter and in the comparative 2000 period no adjustments to LIFO inventory reserves were required. For the six months ended June 2, 2001, gross margins were 1.6% compared to 9.9% in 2000. In the 2001 six months, a reduction in LIFO inventory reserves benefited margins in the amount of $628,000. In the 2000 six months, no adjustments to LIFO inventory reserves were required.

      On May 8, 2001, the Company announced plans to consolidate several manufacturing operations in an ongoing effort to restore operations to acceptable levels of profitability by eliminating over-capacities at the manufacturing level. The Company has taken these actions in response to the continued weakness in the economic and market conditions that have adversely affected the domestic textile industry. Travis Knits facility in Cherryville, North Carolina, and the Adirondack Knitting facility in Amsterdam, New York closed the first week of July.


                                      (17)

     The knitting, dyeing, and finishing activities of these two operations will be consolidated into Fab's Mohican Mills facility located in Lincolnton, North Carolina. These closures resulted in the elimination of approximately 150 positions or 15% of Fab's current workforce. The Company has also commenced its plan for the closure of its Maiden, North Carolina facility. This closure is expected to be completed by December 1, 2001, with the operations being transferred to the Company's Mohican Mills facility.

     As a result of the Company's plan to consolidate the above manufacturing facilities, the current quarter financial results include a charge of $5,958,000 for the writedown of fixed assets held for disposal to fair value less costs of disposal. Such fixed assets are comprised of machinery and equipment from the knitting, dyeing, and finishing activities of the business. Management believes that the assets held for disposal will be sold within six to twelve months. However, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery.

     The Company expects results of operations for the second half of its financial year ending December 1, 2001 to be impacted by amounts spent to move machinery and equipment to the Company's Mohican Mills facility. Expenditures will also be required to maintain the facilities to be disposed of until the sale occurs.

     It is anticipated that this operational consolidation will be completed on or before December 1, 2001; and, during this time period Management anticipates no disruption in operations that would adversely affect customer or supplier commitments. The Company will continue to evaluate further steps to reduce costs in light of the present market conditions.

     Selling, general and administrative expenses in the current quarter decreased by $878,000 or 24.3%. For the six months ended


                                      (18)

June 2, 2001, selling, general and administrative expenses decreased by $1,330,000 or 19.1%. Reduced expenses related primarily to the reduced number of employees on the payroll and reduction of approximately half of the floor space of our executive offices and showroom facilities in our New York City headquarters. In addition, expenses decreased as a result of the continued effectiveness of our Expense and Cost Containment programs.

     Interest and dividend income for the current quarter increased by $90,000, or 9.3% because of higher invested balances. As a result of a change in our investment policy, in order to maximize total return, a major portion or our portfolio was transferred from tax-free municipals to high quality investment grade, taxable bonds.

     In the current quarter, we realized gains from the sale of investment securities of $699,000 compared to $538,000 in last year's second quarter.

     The Company had realized a tax benefit for the current quarter compared to an effective income tax rate of 26.5% in the comparative 2000 period.

     As a result of these factors, the Company had a net loss of $4,393,000 for the current quarter, after charge for impairment of fixed assets held for disposal of $4,289,000 net of income tax benefit, compared to net income of $832,000 in last year's second quarter. For the six months the Company had a net loss of $5,435,000 after charge for impairment of fixed assets held for disposal of $4,289,000, net of income tax benefit compared to net income of $1,136,000 in last year's six months.

     For the current quarter, basic and diluted losses per share were $0.83, after charge for impairment of fixed assets held for disposal of $0.81, compared to basic and diluted earnings per share of $0.16 in last year's second quarter. For the six months, basic and diluted losses per share were $1.03, after charge for impairment of fixed assets held for disposal of $0.81, compared to basic and diluted earnings per share of $0.21 last year.


                                      (19)

Liquidity and Capital Resources

      Net cash provided by operating activities amounted to $4,343,000 and $6,842,000 for the 26 weeks ended June 2, 2001 and May 27, 2000 respectively. Of this decrease, $6,571,000 relates to comparative changes in net income, $2,245,000 in accounts payable, accruals and other liabilities, $525,000 in provision for doubtful accounts, $2,482,000 in deferred income taxes, $268,000 in depreciation and amortization and $262,000 in net gain on investment securities. These decreases were offset by increase of $3,223,000 in inventories,$163,000 to current and other assets and $6,520,000 to write down of fixed assets.

      For the six months ended June 2, 2001 net acquisitions of investment securities were $13,613,000 as compared to net acquisitions of $1,275,000 in the comparative 2000 period. In the six month period approximately $12,000,000 of the net acquisitions was in cash and cash equivalents at December 2, 2000. The Company has invested these funds in high quality, investment grade, taxable bonds.

      Capital expenditures for the six months were $260,000 against $863,000 in the comparable 2000 period.

      The Company declared a quarterly dividend of $0.10 per share, payable July 20, 2001, to stockholders of record as of June 8, 2001.

      Stockholders' equity was $124,470,000, ($23.65 book value per share) at June 2, 2001 (charges for impairment of fixed assets held for disposal reduced book value by $0.81), as compared to $130,855,000, ($24.78 book value per share) at the previous fiscal year-end December 2, 2000, and $129,331,000, ($24.22 book value per share) at the end of the comparative 2000 second quarter.

                                      (20)

      Management believes that the current financial position is adequate to internally fund any future expenditures to maintain, modernize our manufacturing facilities, and pay dividends.


                                      (21)

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


                                      (22)

                              SIGNATURES
--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 23, 2001                      FAB INDUSTRIES, INC.




                                          By: /s/ David A. Miller
                                              --------------------------
                                                  David A. Miller
                                          Vice President-Finance, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)



                                      (23)
--------------------------------------------------------------------------------