Form 10-Q
period 2001-09-01
FAB INDUSTRIES INC
filed 2001-10-16
CIK 34136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 1, 2001
                              --------------------------------------------------

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________   to  _________________

Commission file number        001-5901
                      --------------------------

                              Fab Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-2581181
--------------------------------------------------------------------------------
(State of  incorporation or organization)   (I.R.S. Employer Identification No.)

  200 Madison Avenue, New York N.Y.                          10016
-------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

                                 (212) 592-2700
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x       No_____
                                      -----

             CLASS                       Shares Outstanding at October 15, 2001
--------------------------------         --------------------------------------
  Common stock, $.20 par value                      5,217,333

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

          Item 1. Financial Statements

          Condensed Consolidated Statements of Operations
          13 Weeks ended September 1, 2001 and August 26, 2000
          (unaudited)                                                         2

         Condensed Consolidated Statements of Operations
         39 Weeks ended September 1, 2001 and August 26, 2000
         (unaudited)                                                          3

         Condensed Consolidated Balance Sheets (Asset Section)
          September 1, 2001 (unaudited) and December 2, 2000                  4

         Condensed Consolidated Balance Sheets (Liabilities and
         Stockholders' Equity Section) September 1, 2001 (unaudited)
         and December 2, 2000                                                 5

         Condensed Consolidated Statements of Stockholders' Equity
          39 Weeks ended September 1, 2001 (unaudited)                        6

          Condensed Consolidated Statements of Cash Flows
          39 Weeks ended September 1, 2001 and August 26, 2000
          (unaudited)                                                         7

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                         8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        17

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          21


PART II - OTHER INFORMATION                                                  23

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                   24

                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE 13 WKS ENDED
                                                                 -----------------------------------------------
                                                                   September 1, 2001        August 26, 2000
                                                                 -----------------------------------------------
                                                                        (Unaudited)                 (Unaudited)

Net sales                                                               $19,901,000                 $29,276,000
Cost of goods sold                                                       19,242,000                  26,035,000
                                                                  -----------------           -----------------
Gross profit                                                                659,000                   3,241,000
Selling, general and administrative expenses                              2,493,000                   2,811,000
Restructuring and special charges                                           967,000                           0
                                                                  -----------------           -----------------
Operating Income (Loss)                                                  (2,801,000)                    430,000
                                                                  -----------------           -----------------
Other income (expense):
  Interest and dividend income                                            1,060,000                     988,000
  Interest expense                                                           (7,000)                    (25,000)
  Net gain on investment securities                                         428,000                     120,000
                                                                  -----------------           -----------------
Total other income                                                        1,481,000                   1,083,000
                                                                  -----------------           -----------------
Income (loss) before taxes                                               (1,320,000)                  1,513,000

Income tax expense                                                                0                     454,000
                                                                  -----------------           -----------------
Net income (loss)                                                       ($1,320,000)                $ 1,059,000
                                                                  =================           =================
Earnings (loss) per share (Note 7):

      Basic                                                                 ($0.25)                       $0.20

      Diluted                                                               ($0.25)                       $0.20

      Cash dividends declared per share                                      $0.10                        $0.10

See notes to consolidated financial statements.

                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE 39 WKS ENDED
                                                                 -------------------------------------------------
                                                                   September 1, 2001       August 26, 2000
                                                                 -------------------------------------------------
                                                                        (Unaudited)                 (Unaudited)

Net sales                                                               $62,908,000                 $87,156,000
Cost of goods sold                                                       61,486,000                  78,189,000
                                                                  -----------------           -----------------
Gross profit                                                              1,422,000                   8,967,000
Selling, general and administrative expenses                              8,120,000                   9,768,000
Restructuring and special charges                                         6,983,000                           0
                                                                  -----------------           -----------------
Operating loss                                                          (13,681,000)                   (801,000)
                                                                  -----------------           -----------------
Other income (expense):

  Interest and dividend income                                            3,191,000                   2,813,000
  Interest expense                                                          (29,000)                    (61,000)
  Net gain on investment securities                                       1,650,000                   1,080,000
                                                                   -----------------          -----------------
Total other income                                                        4,812,000                   3,832,000
                                                                  -----------------           -----------------
Income (loss) before taxes                                               (8,869,000)                  3,031,000

Income tax expense (benefit)                                             (2,114,000)                    836,000
                                                                  -----------------           -----------------
Net income (loss)                                                       ($6,755,000)                 $2,195,000
                                                                  =================           =================

Earnings (loss) per share (Note 7):
      Basic                                                                  ($1.28)                      $0.41

      Diluted                                                                ($1.28)                      $0.41

      Cash dividend declared per share                                        $0.30                      $0.375

See notes to consolidated financial statements.


                                       (3)


                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                                                    AS OF

                                                                  -------------------------------------------
                                                                  September 1, 2001         December 2, 2000
                                                                  -------------------------------------------
                                                                     (Unaudited)
Current Assets:

 Cash and cash equivalents                                         $     8,349,000           $   14,695,000
 Investment securities available-for-sale                               79,938,000               62,264,000
 Accounts receivable-net of allowance of
   $500,000 and $300,000 for doubtful accounts                          11,239,000               17,073,000
 Inventories                                                            13,921,000               19,418,000
 Other current assets                                                    2,029,000                2,539,000
                                                                   ---------------           --------------
   Total current assets                                                115,476,000              115,989,000
                                                                   ---------------           --------------

Property, plant and equipment - at cost                                113,121,000              131,434,000
Less: Accumulated depreciation                                          91,382,000               99,758,000
                                                                   ---------------           --------------
                                                                        21,739,000               31,676,000

Other assets                                                             3,518,000                3,747,000
                                                                   ---------------           --------------
                                                                   $   140,733,000           $  151,412,000
                                                                   ===============           ==============


See notes to consolidated financial statements.

                                       (4)


                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                                                         AS OF
                                                                      ------------------------------------------
                                                                       September 1, 2001         December 2, 2000
                                                                      -------------------------------------------
                                                                         (Unaudited)
Current liabilities:

 Accounts payable                                                       $   5,454,000             $   5,532,000
 Corporate income and other taxes                                             833,000                 2,911,000
 Accrued payroll and related expenses                                       1,085,000                 1,594,000
 Dividends payable                                                            526,000                   528,000
 Other current liabilities                                                    956,000                   760,000
 Deferred income taxes                                                        982,000                   646,000
                                                                        -------------             -------------
   Total current liabilities                                                9,836,000                11,971,000
                                                                        -------------             -------------
Obligations under capital leases - net of
   current maturities                                                         324,000                   362,000

Other noncurrent liabilities                                                2,740,000                 2,872,000

Deferred income taxes                                                       3,972,000                 5,352,000
                                                                        -------------             -------------
    Total liabilities                                                      16,872,000                20,557,000
                                                                        -------------             -------------

Stockholders' equity                                                      123,861,000               130,855,000
                                                                        -------------             -------------
                                                                        $ 140,733,000             $ 151,412,000
                                                                        =============             =============

See notes to consolidated financial statements.

                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED SEPTEMBER 1, 2001
                         (UNAUDITED)



                                                                                  Loan to     Accumulated
                                  Common Stock *                                  Employee    Other         Treasury Stock
                                  ============          Additional                Stock       Comprehensive ==============
                                    Number of            Paid-in     Retained     Ownership   Income        Number  of
                        Total       Shares      Amount   Capital     Earnings     Plan        (Loss)        Shares        Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 2, 2000      130,855,000  6,591,944 $1,319,000 $6,967,000  $161,947,000  ($4,747,000) ($297,000) (1,310,458) ($34,334,000)

Net loss              (6,755,000)                                     (6,755,000)

Change in net
unrealized holding
gain on  investment
securities available-
for-sale, net of taxes   828,000                                                                 828,000

Total comprehensive
loss                  (5,927,000)

Cash dividends        (1,575,000)                                     (1,575,000)

Purchase of
treasury stock          (282,000)                                                                            (21,757)     (282,000)

Payment of loan
from ESOP                790,000                                                      790,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at
September 1, 2001   $123,861,000   6,591,944 $1,319,000 $6,967,000  $153,617,000  ($3,957,000)  $531,000  (1,332,215) ($34,616,000)
                    ===========    ========= ========== ==========  ============  ===========   ========  ==========   ===========


* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to consolidated financial statements.


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE 39 WKS ENDED
                                                    --------------------------------------------
                                                       September 1, 2001         August 26, 2000
                                                    --------------------------------------------
                                                         (Unaudited)               (Unaudited)
OPERATING ACTIVITIES:
Net Income (Loss)                                       ($6,755,000)               $2,195,000
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for doubtful accounts                            300,000                   825,000
     Depreciation and amortization                        3,709,000                 4,547,000
     Deferred income taxes                               (1,597,000)                  357,000
     Restructuring and special charges                    5,958,000                         0
     Net gain on investment securities                   (1,650,000)               (1,081,000)
     Gain on disposition of assets                         (150,000)                        0
     Decrease (increase) in:
     Accounts receivable                                  5,533,000                 1,752,000
     Inventories                                          5,497,000                   599,000
     Other current assets                                 1,133,000                   463,000
     Other assets                                           229,000                   154,000
    (Decrease) increase in:
     Accounts payable                                       (78,000)                  358,000
     Accruals and other liabilities                      (2,618,000)                 (105,000)
                                                        -----------                 ---------
     Net cash provided by
     operating activities                                 9,511,000                10,064,000
                                                        -----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment              (352,000)               (1,112,000)
   Proceeds from dispositions of property and
     equipment                                              212,000                         0
   Proceeds from sales of investment securities                   0                 5,357,000
   Acquisition of investment securities                 (14,643,000)               (7,633,000)
                                                        -----------                 ---------

   Net cash used in investing activities                (14,783,000)              (3,388,000)
                                                        -----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                              (282,000)                 (819,000)
   Payment of Loan from ESOP                                790,000                   790,000
   Dividends                                             (1,582,000)               (2,416,000)
                                                        -----------                 ---------
   Net cash used in financing activities                 (1,074,000)               (2,445,000)
                                                        -----------                 ---------
   Increase(decrease) in cash and cash equivalents       (6,346,000)                4,231,000

   Cash and cash equivalents, beginning of period        14,695,000                 6,078,000
                                                        -----------                 ---------
   Cash and cash equivalents, end of period              $8,349,000               $10,309,000
                                                        ===========               ===========
   See notes to consolidated financial statements.


                                       (7)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 1, 2001

1.  Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended September 1, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 1, 2001. The balance sheet at December 2, 2000 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

Reclassification

Certain amounts in the 2000 financial statements have been reclassified to be consistent with the 2001 presentations.

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's policy is to recognize all derivatives instruments as either assets or liabilities on the balance sheet and to measure those instruments at market value.

SFAS No. 133 also requires the disclosure of certain other information including a description of the instruments, objectives, strategies and risk management policies for holding all derivatives (Notes 3 and 12).

2.  Cash and cash equivalents consisted of the following (in thousands):

                                           September 1, 2001    December 2, 2000
                                           -----------------    ----------------

Cash                                            $1,548              $ 2,064
Tax-free short-term debt instruments             6,801               12,631
                                                ------              -------
                                                $8,349              $14,695
                                                ======              =======


                                       (8)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Investment Securities:

      At September 1, 2001 and December 2, 2000, investment securities available-for-sale consisted of the following (in thousands):

                                                                       Gross            Gross
                                                                       Unrealized       Unrealized
                                                                       Holding          Holding             Fair
September 1, 2001 (Unaudited)                          Cost            Gain             Loss                Value
-----------------------------                          ----            ----------       ----------          -----

Equities                                             $ 16,409         $    533          ($   408)         $ 16,534

U.S. Treasury obligations                               3,834               73              --               3,907

Corporate bonds                                        56,965            1,179              (491)           57,653

Money market                                            1,844             --                --               1,844
                                                      -------         --------           -------           -------
                                                     $ 79,052         $  1,785          ($   899)         $ 79,938
                                                     ========         ========          ========          ========


                                                                       Gross            Gross
                                                                       Unrealized       Unrealized
                                                                       Holding          Holding             Fair
December 2, 2000                                       Cost            Gain             Loss                Value
-----------------------------                          ----            ----------       ----------          -----

Equities                                             $    849         $   --            ($    68)         $    781

U.S. Treasury obligations                              14,172               93              --              14,265

Tax-exempt obligations                                  6,015                8          (     74)            5,949

Corporate bonds                                        35,225               95          (    548)           34,772

Money market                                            6,497             --                --               6,497
                                                        -----         --------           -------           -------
                                                     $ 62,758         $    196          ($   690)         $ 62,264
                                                     ========         ========          ========          ========


                                       (9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Included in the Company's equity investment securities at September 1, 2001 are short-term S&P 100 index put options with a fair value of $793,320 and short-term S&P 100 index call options sold, not yet purchased with a fair value of $133,560.

     The Company has agreements with various brokerage firms to carry its account as a customer. The brokers have custody of the Company's securities and, from time to time, cash balances which may be due from these brokers.

     These securities and/or cash positions serve as collateral for any amounts due to brokers or as collateral for securities sold short or securities purchased on margin. The securities and/or cash positions also serve as collateral for potential defaults of the Company.

     The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian, which held equity securities during fiscal 2001) maintains appropriate insurance coverage to protect the Company's investment portfolio.


4.  Stockholders' Equity:

     Employee Stock Ownership Plan:

     An annual installment of $790,000 plus interest at prime was paid by the ESOP to the Company on August 1, 2001. The balance on the ESOP indebtedness of $3,957,000 is reflected as a reduction of the Company's Stockholders' Equity in the consolidated balance sheet.


                                      (10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories:

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


                                  September 1, 2001          December 2, 2000
                                  -----------------          ----------------

Raw materials                        $ 3,750,000               $ 5,019,000
Work in process                        5,104,000                 7,142,000
Finished goods                         5,067,000                 7,257,000
                                     -----------               -----------
         Total                       $13,921,000               $19,418,000
                                     ===========               ===========

Approximate percentage of
inventories valued
under LIFO valuation                          52%                       52%
                                     ===========               ===========
Excess of FIFO valuation
over LIFO valuation                  $ 2,600,000                $3,228,000
                                     ===========               ===========


                                      (11)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. Restructuring and Special Charges

As a result of the Company's plan to consolidate several manufacturing facilities, the Company's 39 weeks ended September 1, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities is an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

The fixed assets held for disposal are comprised of machinery and equipment from the knitting, dyeing and finishing activities of the business. Management believes that such assets will be sold within six to twelve months. However, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery.

During the 13 weeks ended September 1, 2001, the Company has expended approximately $967,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility as part of the consolidation of the Company's manufacturing facilities. For the 39 weeks ended September 1, 2001, such costs amounted to approximately $1,025,000.



                                      (12)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Earnings Per Share:

     Basic and diluted earnings (loss) per share for the 13 weeks ended September 1, 2001 and August 26, 2000 are calculated as follows:

                                                                                  Weighted
                                                                                  Average
                                                                 Net              Common
                                                                 Income           Shares          Per-share
                                                                 (Loss)           Outstanding     Amount
                                                                 ------           -----------     ----------

     For the 13 weeks ended September 1, 2001:
     Basic and diluted loss per share                           $ (1,320,000)      5,260,588      ($0.25)
                                                                =============      =========       ======

     For the 13 weeks ended August 26, 2000
     Basic and diluted earnings per share                        $ 1,059,000       5,333,477       $0.20
                                                                 ===========       =========       =======



     Basic and diluted earnings (loss) per share for the 39 weeks ended
     September 1, 2001 and August 26, 2000 are calculated as follows:


                                                                                  Weighted
                                                                                  Average
                                                                 Net              Common
                                                                 Income           Shares          Per-share
                                                                 (Loss)           Outstanding     Amount
                                                                 ------           -----------     ----------

     For the 39 weeks ended September 1, 2001
     Basic and diluted loss per share                            $(6,755,000)      5,270,839      ($1.28)
                                                                 ============      =========       ======

     For the 39 weeks ended August 26, 2000
     Basic and diluted earnings per share                        $ 2,195,000       5,351,475       $0.41
                                                                 ===========       =========       =====


                                      (13)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Segment Information:

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

        For the 39 weeks and 13 weeks ending September 1, 2001, charges for the restructuring and special charges apply to the apparel segment.

                                 (in thousands)

                                                   Home Fashions
39 Weeks Ended 09/01/01            Apparel        and Accessories       Other            Total
-----------------------            -------        ---------------       -----            -----
External sales                      $46,548             $9,205          $7,155           $62,908
Intersegment sales                    8,744                 28             291             9,063
Operating income/(loss)             (14,002)               722            (401)          (13,681)
Segment assets                       30,395              1,223           3,729            35,347


                                      (14)


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

                                                    Home Fashions
39 Weeks Ended 08/26/00             Apparel         and Accessories        Other         Total
-----------------------             -------         -----------            -----         -----
External sales                       $69,770          $10,135              $7,251        $87,156
Intersegment sales                     9,001               42                 215          9,258
Operating income/(loss)               (1,813)             883                 129           (801)
Segment assets                        49,489            2,285               4,094         55,868


                                                       39 Weeks Ended
                                                       --------------
Profit or Loss                                 September 01        August 26
--------------                                 ------------        ---------
                                                  2001                2000
                                                  ----                ----

Total operating (loss) for segments           $  (13,681)           $   (801)
Total other income                                 4,812               3,832
                                              ----------            --------
Income (loss) before taxes on income          $  ( 8,869)           $  3,031
                                              ===========           =========


                                                   Home Fashions
13 Weeks Ended 09/01/01            Apparel         and Accessories       Other            Total
-----------------------            -------         ---------------       -----            -----
External sales                      $14,215            $3,254             $2,432          $19,901
Intersegment sales                    2,165                 -                148            2,313
Operating income/(loss)              (2,958)              189                (32)          (2,801)



                                                      Home Fashions
13 Weeks Ended 08/26/00             Apparel           and Accessories       Other         Total
-----------------------             -------           ---------------       -----         -----

External sales                      $22,787              $3,883             $2,606        $29,276
Intersegment sales                    3,394                   5                 71          3,470
Operating income/(loss)                  38                 220                172            430


                                                          13 Weeks Ended
                                                          --------------
Profit or Loss                                    Sept. 01 2001     Aug. 26 2000
--------------                                    --------------    ------------

Total operating income (loss) for segments            $ (2,801)       $    430
Total other income                                       1,481           1,083
                                                      --------        --------
Income (loss) before taxes on income                  $ (1,320)       $  1,513
                                                      ==========      ========

                                      (15)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income
(loss) was ($5,927,000) and $2,353,000 for the 39 weeks ended September 1, 2001 and August 26, 2000, respectively and ($816,000) and $1,628,000 for the 13 weeks ended September 1, 2001 and August 26, 2000, respectively.

10.  Contingencies:

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

11.  Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on December 2, 2002, the beginning of fiscal 2003. The Company does not believe the adoption of FAS 142 will impact its results of operations or financial position.

12. Derivative Financial Instruments Held or Issued

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.


                                      (16)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter and Nine Months
Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

         Net sales for the third quarter of fiscal 2001 was $19,901,000 as compared to $29,276,000 in the similar 2000 period, a decrease of 32.0%. For the nine months ended September 1, 2001, net sales were $62,908,000, a decline of $24,248,000, or 27.8%, from the comparable 2000 period. Such decreases were caused substantially by lower volume as continued weakness in the economy and market conditions have adversely affected the domestic textile industry. Gross margins as a percentage of sales declined from 11.1% for the third quarter of fiscal 2000 to 3.3% for the third quarter of fiscal 2001. Lower sales volume and the consolidation of two of our manufacturing facilities reduced operating rates at production facilities. In the current quarter no adjustments to LIFO inventory reserves were required. In the third quarter August 26, 2000, an addition to LIFO inventory reserves in the amount of $400,000 was made as a result of higher average FIFO costs. For the nine months ended September 1, 2001 gross margins were 2.3% compared to 10.3% in the comparable 2000 period. During the nine months ended September 1, 2001, a reduction in LIFO inventory reserves benefited margins in the amount of $628,000. During the nine months ended August 26, 2000, an addition to LIFO inventory reserves amounted to $400,000 as a result of higher average FIFO costs. The Company, in an ongoing effort to restore operations to acceptable levels of profitability by eliminating over-capacities, closed two of its manufacturing plants, Travis Knits

                                      (17)
in Cherryville, North Carolina and Adirondack Knitting in Amsterdam, New York during the first week of July 2001. The knitting, dyeing, and finishing activities of these two operations was consolidated into Fab's Mohican Mills facility located in Lincolnton, North Carolina. The Company has also commenced its plan for the closure of its Maiden, North Carolina facility. This closure is expected to be completed by December 1, 2001, with operations being transferred to the Company's Mohican Mills facility. As a result of the consolidation of the manufacturing facilities, the results for nine months ended September 1, 2001 include a restructuring and special charges of $6,983,000, including $5,958,000 for the writedown of fixed assets held for disposal to fair value less costs of disposal. Such fixed assets are comprised of machinery and equipment from the knitting, dyeing, and finishing activities of the business. Management believes that the assets held for disposal will be sold within six to twelve months. However, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery. Additionally, for the 39 weeks and 13 weeks ended September 1, 2001, the Company expended approximately $1,025,000 and $967,000 respectively to remove and transfer machinery and equipment to the Company's Mohican Mills facility, which was included in the restructuring and special charges.

        The Company expects results of operations for the fourth Quarter of its financial year ending December 1, 2001 to continue to be impacted by amounts spent to move machinery and equipment to the Company's Mohican Mills facility. Expenditures will also

                                      (18)
be required to maintain the facilities to be disposed of until the sale occurs.

         It is anticipated that this operational consolidation will be completed on or before December 1, 2001; and, during this time period Management anticipates no disruption in operations that would adversely affect customer or supplier commitments. The Company will continue to evaluate further steps to reduce costs in light of the present market conditions.

         Selling, general and administrative expenses in the current quarter decreased by $318,000 or 11.3% from the comparable 2000 period. For the nine months ended September 1, 2001, selling, general and administrative expenses decreased by $1,648,000 or 16.9% from the comparable 2000 period. Reduced expenses related primarily to the reduced number of employees and a reduction of approximately half of the floor space of our executive offices and showroom facilities in our New York City headquarters. In addition, expenses decreased as a result of the continued effectiveness of our expense and cost containment programs.

         Interest and dividend income for the current quarter increased by $72,000, or 7.3% from the comparable 2000 period because of higher invested balances. In order to obtain higher yields, a portion or our portfolio was transferred from tax-free municipals to high quality investment grade, taxable bonds.

         In the current quarter, we realized gains from the sale of investment securities of $428,000 compared to $120,000 in last year's third quarter.


                                      (19)

         As a result of these factors, the Company had a net loss of $1,320,000 for the current quarter, including the restructuring and special charges of $967,000 compared to net income of $1,059,000 in last year's third quarter. For the nine months ended September 1, 2001, the Company had a net loss of $6,755,000 including the restructuring and special charges of $5,510,000 net of income tax benefit, compared to net income of $2,195,000 in last year's nine months.

         For the current quarter, basic and diluted losses per share were $0.25, including restructuring and special charges of $0.18 per share compared to basic and diluted earnings per share of $0.20 in last year's third quarter. For the nine months ended September 1, 2001, basic and diluted losses per share were $1.28, including restructuring and special charges of $1.05 per share, compared to basic and diluted earnings per share of $0.41 in last year's comparable period.

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities amounted to $9,511,000 and $10,064,000 for the 39 weeks ended September 1, 2001 and August 26, 2000 respectively. Of this decrease, $8,950,000 relates to comparative changes in net income, $2,443,000 in accounts payable, accruals and other liabilities, $525,000 in provision for doubtful accounts, $1,954,000 in deferred income taxes, $838,000 in depreciation and amortization, $569,000 in net gain on investment securities and $150,000 in gain on disposition of fixed assets. These decreases were offset by increase of $3,781,000 in accounts receivable, $4,898,000 in


                                      (20)
inventories,$745,000 to current and other assets and $6,520,000 in restructuring and special charges.

         For the nine months ended September 1, 2001 net acquisitions of investment securities were $14,643,000 as compared to net acquisitions of $2,276,000 in the comparative 2000 period. In the nine month period approximately $12,000,000 of the net acquisitions was in cash and cash equivalents at December 2, 2000. The Company has invested these funds in high quality, investment grade, taxable bonds.

         Capital expenditures for the nine months ended September 1, 2001 were $352,000 as compared to $1,112,000 in the comparable 2000 period.

         The Company declared a quarterly dividend of $0.10 per share, payable October 19, 2001, to stockholders of record as of September 7, 2001.

         Stockholders' equity was $123,861,000, ($23.54 book value per share) at September 1, 2001 (restructuring and special charges reduced book value by $1.05 per share), as compared to $130,855,000, ($24.78 book value per share) at the previous fiscal year-end December 2, 2000, and $131,109,000, ($24.60 book value per share) at the end of the comparative 2000 third quarter.

         Management believes that the current financial position is adequate to internally fund any future expenditures to maintain, modernize our manufacturing facilities, and pay dividends.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Derivative Instruments and Hedging Activities" in Note 1 and in
Note 3 of the Notes to Consolidated Financial Statements. See also "Derivative Financial Instruments Held or Issued" in Note 12 of the Notes to Consolidated Financial Statements.



                                      (21)

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



b) Reports on Form 8-K: The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 1, 2001.



                                      (23)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: October 15, 2001                     FAB INDUSTRIES, INC.




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




                                      (24)