Form 10-K
period 2001-12-31
FAB INDUSTRIES INC
filed 2002-03-01
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 1, 2001         Commission file number 1-5901


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

                                Yes     X       No      _______
                                     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         The aggregate market value at February 12, 2002 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $63,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 12, 2002, there were outstanding 5,210,377 shares of Common Stock, $.20 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's definitive proxy statement to be filed not later than April 1, 2002 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K


ITEM NUMBER                                                                 PAGE
-----------                                                                 ----


PART I.........................................................................1
         Item 1. Business......................................................1
         Item 2. Properties....................................................3
         Item 3. Legal Proceedings.............................................4
         Item 4. Submission of Matters to a Vote of Security-Holders...........4

PART II........................................................................5
         Item 5. Market for Common Equity and Related Stockholder Matters......5
         Item 6. Selected Consolidated Financial Data..........................6
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................7
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..10
         Item 8. Financial Statements and Supplementary Data..................10
         Item 9. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................10

PART III......................................................................11
         Item 10. Directors and Executive Officers............................11
         Item 11. Executive Compensation......................................12
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management..............................................12
         Item 13. Certain Relationships and Related Transactions..............12

PART IV.......................................................................13
         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................13

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

         We have been a leader in the domestic textile industry since we were founded. We are a major manufacturer of warp and circular knit fabrics, raschel laces, and laminated fabrics. We also produce comforters, sheets, blankets and other bedding products.

         Recently, our Board of Directors has determined that it is in the best interests of our stockholders to sell our textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of our business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that if the requisite stockholder approval is received, our officers and directors will continue to operate our textile business in its current fashion, pursue a sale of the business as a going concern and, if our Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. The Board of Directors will present the Plan for approval by stockholders at our annual meeting, which we expect will occur in April 2002. If the Plan is not approved by our stockholders, we will continue to operate the Company in the ordinary course while our Board of Directors explores the alternatives then available for the future of our Company.

         We currently operate in three segments: Apparel Fabrics, Home Fashions and Accessories, and Others.

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

         Our raschel lace products are sold to manufacturers of intimate apparel through our Raval Designers and Wiener Lace divisions. The Raval Lace division also produces raschel laces for sale to manufacturers and jobbers of sportswear, dress, blouse and other related outerwear industries.

         Our subsidiary, SMS Textiles, Inc., specializes in wide raschel elastic fabrics for sale to manufacturers of intimate apparel, swimwear, athleticwear and sportswear.

         Our Lida Stretch Fabrics Division specializes in circular knit products utilizing spandex to create stretch fabrics. A wide variety of constructions and fibers are combined with spandex fiber to create a diversified product line. These fabrics are sold as piece dyes and yarn dyes to the ready-to-wear, aerobic wear, swimwear, and intimate apparel markets.

         We also offer a comprehensive line of heat transfer prints for sleepwear, robewear, outerwear, and activewear applications in both traditional and contemporary patterns.

         HOME FASHIONS AND ACCESSORIES

         While sales are primarily to manufacturers of home furnishings, we also use our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters and other bedding products which we sell to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

         OTHER

         Our subsidiary, Gem Urethane Corporation, produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial, and consumer markets. In addition, Gem Urethane does toll laminating and converting for these markets as well as a fire resistant fabric, Sandel(R), through its subsidiary Sandel International, to the seating, transportation and military markets.

         Our textiles are sold to manufacturers servicing the residential and contract markets. We also sell fabrics to vendors in the over the counter markets.

GENERAL

         We engage in research and product development activities to create new fabrics and styles to meet the continually changing demands of our customers. Direct expenditures in this area aggregated $3,478,000 in fiscal 1999, $3,206,000 in fiscal 2000, and $1,999,000 in fiscal 2001. Through these efforts, we have developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's, and children's apparel in both domestic and foreign markets. Similarly, we have also developed a full line of flannel and satin sheets and blankets, including specialty blankets for the airline and cruise lines, and health care institutions.

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

         During fiscal 2001, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales. Our export sales are not material.

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

COMPETITION

         We are engaged in a highly competitive global business which is based largely upon product quality, service and price, and general consumer demand for the finished goods utilizing our products. We believe that we are one of the major manufacturers of warp and circular knit, raschel lace, and ultrasonic and hot melt laminated products in the United States. However, there are a great number of other domestic and foreign manufacturers producing products that compete with our products. The proportion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. Although we continue to maintain a strong financial position, our sales have declined from approximately $161,000,000 in 1997 to approximately $80,000,000 in 2001, largely as a result of increased foreign competition.

SEGMENT INFORMATION

         See Note 14 of the Notes to Consolidated Financial Statements.

EMPLOYEES

         We employ approximately 650 people, of whom approximately 600 are employed by our subsidiaries. The employees are not represented by unions. We consider relations with our employees to be satisfactory. The number of our employees has declined from approximately 1,100, 1,300 and 1,600 at the end of 2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES.

         We conduct our manufacturing operations in owned facilities located in Lincolnton and Salisbury, North Carolina, and in a leased facility located in Amsterdam, New York. Our facilities are operated in general on a five day-a-week basis.

         We conduct our knitting, dyeing-finishing and printing operations at the Lincolnton facility. These operations include warp and raschel knitting, circular single and double knitting, various types of dyeing, framing, lace separating, sueding, shearing, napping, calendaring, and heat-transfer printing. The Lincolnton facility also processes and serves as a warehouse for greige goods.

         The Salisbury facility is the site of our consumer and institutional products manufacturing, retail and over- the-counter operations. We use approximately 106,000 square feet in Amsterdam for the production of a line of a variety of flame retarding, adhesive, and ultrasonically bonded items.

         In an on-going effort to restore operations to acceptable levels of profitability by eliminating over-capacities, during the first week of July 2001 we closed two of our manufacturing plants, Travis Knits in Cherryville, North Carolina and Adirondack Knitting in Amsterdam, New York. In addition, on November 16, 2001, we closed our manufacturing plant in Maiden, North Carolina. The manufacturing operations of each of these facilities were consolidated into Fab's Mohican Mills facility located in Lincolnton, North Carolina.

         In July 2000, we surrendered to our landlord approximately half of the floor space of our executive offices and showroom facilities in our New York City headquarters. As a result of this decision, we realized a substantial annual savings.

         The following table sets forth the location of each of our manufacturing facilities, our current principal use, if any, approximate floor space and, where leased, the lease expiration date. There are no mortgages or other encumbrances on any of our facilities.

                                                                  APPROXIMATE                     LEASE
LOCATION                PRINCIPAL USE                             FLOOR SPACE                EXPIRATION DATE
--------                -------------                             -----------                ---------------
Lincolnton,             Dyeing and finishing,                    630,550 sq.ft.                    (1)
North Carolina          Raschel and tricot
                        Knitting, circular single and
                        double knitting, tricot
                        and raschel warping, printing and
                        warehousing.

                                                                  APPROXIMATE                     LEASE
LOCATION                PRINCIPAL USE                             FLOOR SPACE                EXPIRATION DATE
--------                -------------                             -----------                ---------------
Lincolnton,             Warehouse                                55,000 sq. ft.                    (1)
North Carolina
Maiden,                                 (4)                      224,013 sq.ft.                    (1)
North Carolina

Salisbury,              Manufacturing finished consumer          125,000 sq.ft.                    (1)
North Carolina          and institutional products and
                        retail and over-the- counter
                        fabrics
Amsterdam,              Laminated fabrics, fire fighting         106,000 sq.ft.                    (2)
New York                material manufacturing
                        operations and bonding and
                        laminating
Amsterdam,                              (4)                      367,000 sq.ft.                12/31/06 (3)
New York

Cherryville,                            (4)                     197,000 sq. ft.                    (1)
North Carolina

New York,               Executive offices and showroom           15,949 sq. ft                   7/31/05
New York                facilities
------------------------

(1)      Owned by us.
(2)      The lease currently runs from month to month.
(3) Capitalized building lease - See Note 5 of the Notes to Consolidated Financial Statements.
(4) Manufacturing operations closed during 2001 - consolidated into Fab's Mohican Mills facility located in Lincolnton, North Carolina.

         All of our facilities are constructed of brick, steel or concrete, and we consider all facilities to be adequate and in good operating condition and repair.

ITEM 3.  LEGAL PROCEEDINGS.

         During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against us and our Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action relates to an agreement between SFN and Salisbury (whose performance we guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The complaint alleges that Salisbury failed to perform its obligations under the agreement, and asserts claims for an unspecified amount of damages for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation, as well as a claim against us on the guarantee. We removed this action to the United States District Court for the Northern District of California. Salisbury filed an answer and counterclaim on March 16, 2000 and an amended answer and counterclaim on August 28, 2000. Salisbury asserts claims against SFN for breach of contract, negligent and intentional misrepresentation, breach of the implied covenant of good faith and fair dealing, unfair business practices, and violations of the California Franchise Investment Act, the California Franchise Relations Act, and New York Franchises Law. Currently, we are engaged in the final stages of the discovery stage of this action. We intend to vigorously defend this action and prosecute our affirmative claims. Trial of this matter is currently set for March 18, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Fab's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

         FISCAL 2001                              HIGH            LOW
         -----------                              ----            ---

First Quarter................................     $14.875         $11.300

Second Quarter...............................     $15.000         $11.500

Third Quarter................................     $14.500         $13.750

Fourth Quarter...............................     $16.250         $12.550

         FISCAL 2000
         -----------

First Quarter................................     $12.750         $ 9.875

Second Quarter...............................     $12.125         $10.000

Third Quarter................................     $11.000         $ 9.875

Fourth Quarter...............................     $13.000         $10.250

         At February 6, 2002, there were approximately 480 holders of record of Common Stock. For fiscal 2000, a quarterly dividend of $.175 per share was declared on February 24, 2000 and quarterly dividends of $.10 per share were declared on May 4, 2000, August 24, 2000 and November 20, 2000. For fiscal 2001, quarterly dividends of $.10 per share were declared on February 22, 2001, May 3, 2001, August 15, 2001 and November 27, 2001. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the status of the sale of our business, our earnings, our capital requirements and our financial condition.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
         (in thousands, except for share and per share data)

                                                                   As at or for the fiscal year ended
                                -----------------------------------------------------------------------------------------
                                   December         December         November          November        November
                                    1, 2001        2, 2000 (1)       27, 1999          28, 1998        29, 1997
Net Sales                               $80,036       $118,185         $128,889         $151,436           $160,935
Income (loss) before taxes             (15,488)          4,178            (338)            8,017             13,529
    on income (3)
Net income (loss) (3)                   (8,623)          3,033              517            6,017              9,394
Earnings (loss) per share:
     Basic                               (1.64)            .57              .10             1.07               1.65
     Diluted                             (1.64)            .57              .10             1.06               1.63
Total assets                            131,528        151,412          152,178          160,403            163,524
Long-term debt                              311            362              409              486                556
Stockholders' equity                    120,503        130,855          130,788          137,527            137,892
Book value                                23.14          24.78            24.20            24.63              24.26
per share (2)
Cash dividends per share                    .40           .475              .70              .70                .70
Weighted average number of
   shares outstanding:
     Basic
     Diluted                          5,258,353      5,336,958        5,414,687        5,627,788          5,705,624
                                      5,258,353      5,336,958        5,419,130        5,665,194          5,752,895
------------------------

(1)      Fifty-three week period.

(2) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.

(3) Fiscal year ended December 1, 2001 amounts include asset impairment and restructuring charges of $14,530,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         FISCAL 2001 COMPARED TO FISCAL 2000

         As discussed in Item 1. Business, our Board of Directors has determined to sell our textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of our business pursuant to a Plan of Liquidation and Dissolution.

         Net sales for fiscal 2001 were $80,036,000 as compared to $118,185,000 in fiscal 2000, a decrease of 32.3% (fiscal 2000 had 53 weeks). Such decreases were caused substantially by lower volume as continued weakness in the economy, market conditions and unfair foreign competition have adversely affected the domestic textile industry.

         Apparel external sales for fiscal 2001 were $60.9 million, a decrease of $33 million or 35%, as compared to $93.9 million for fiscal 2000.

         Home Fashions and Accessories external sales for fiscal 2001 were $10.4 million, a decrease of $3.9 million or 27%, as compared to $14.3 million for fiscal 2000.

         Other external sales for fiscal 2001 were $8.8 million, a decrease of $1.2 million or 12%, as compared to $10 million for fiscal 2000.

         The decreases across our segments were due to the current economic downturn, continued weakness in the domestic textile industry and foreign competition.

         Gross margins as a percentage of sales declined from 9.7% to 1.9%. Lower sales volume and the consolidation of three of our manufacturing facilities reduced operating rates at production facilities. Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $1,518,000 in fiscal 2001, compared to an increase in LIFO inventory reserve of $228,000 due to higher FIFO unit material costs in fiscal 2000. With the Company's decrease in costs relating to employee terminations, and the future decrease in depreciation expenses and other related costs, management is hopeful that gross margins will show an improvement over last year's performance tempered, however, by the continuing deterioration in domestic textile manufacturing due to foreign imports and currency valuation issues.

         The Company, in an on-going effort to restore operations to acceptable levels of profitability by eliminating over-capacities, during the first week of July 2001, closed two of its manufacturing plants, Travis Knits in Cherryville, North Carolina and Adirondack Knitting in Amsterdam, New York. The knitting, dyeing and finishing activities of these two operations were consolidated into Fab's Mohican Mills facility in Lincolnton, North Carolina. The Company also completed the closure of its Maiden, North Carolina facility as of November 16, 2001 and also transferred its knitting and warping operations to the Mohican Mills facility.

         As a result of the consolidation of the manufacturing facilities and the announcement to pursue a sale of the business as part of a plan of liquidation, the results for fiscal year ended December 1, 2001 include asset impairment and restructuring charges of $14,530,000, including $13,230,000 for the writedown of fixed assets to fair value less costs of disposal. Such fixed assets are comprised of machinery and equipment from the knitting, dyeing, and finishing activities of the business, and also include the building facilities in North Carolina. Management believes that the assets held for disposal will be sold within six to twelve months; however, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery. Additionally, for the fiscal year ended December 1, 2001, the Company expended approximately $1,300,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility which was included in the asset impairment and restructuring charges. The Company expects to incur expenditures to maintain the facilities to be disposed of until such sales occur. The above charges for the asset impairment and restructuring charges apply mainly to the apparel segment with a small portion to the other segment.

         Selling, general and administrative expenses decreased by $2,717,000, or 21.8% as compared to fiscal year 2000. Reduced expenses related primarily to the reduced number of employees and a reduction of half of the floor space of the Company's executive offices and showroom facilities in the New York City headquarters. In addition, expenses decreased as a result of the continued effectiveness of expense and cost containment programs.

         Apparel operating loss for fiscal 2001 was $22.3 million, a decrease of $20.2 million or 957%, as compared to $2.1 million for fiscal 2000. Lower sales volume and the consolidation of three of our manufacturing facilities reduced operating rates at production facilities. In addition, the financial results include a charge for impairment of fixed assets and restructuring charges of approximately $13.8 million. Lower selling margins also contributed to the increase in operating loss, notwithstanding a reduction in selling, general and administrative expenses.

         Home Fashions and Accessories operating income for fiscal 2001 was $674,000, a decrease of $443,000 or 40%, as compared to $1.1 million for fiscal 2000. These decreases were due primarily to lower sales volume and a lower gross margin decreased operating gains.

         Other operating loss for fiscal 2001 was $1.1 million, a decrease of $1.0 million or 2,689%, as compared to $39,000 for fiscal 2000. These decreases were due primarily to lower sales volume and a charge of approximately $750,000 for impairment of fixed assets and a restructuring charge.

         Interest and dividend income increased by $289,000, or 7.2% as compared to fiscal year 2000, because of higher invested balances. We realized gains from the sale of investment securities of $3,025,000 in fiscal 2001 as compared to $1,300,000 in fiscal 2000.

         We realized a tax benefit for fiscal 2001 which had an effective tax rate of (44.3%), as compared to an effective income tax rate of 27.4% in fiscal 2000. Fiscal 2001's tax benefit includes approximately $1.5 million of certain tax reserves recorded in prior years, which were reversed in the fourth quarter of fiscal 2001 due to changes in estimates for tax contingency items.

         As a result of these factors, the Company had a net loss of $8,623,000 including the asset impairment and restructuring charges of $9,590,000 net of income tax benefit in fiscal 2001, compared to net income of $3,033,000 in fiscal 2000. For fiscal 2001, basic and diluted losses per share were $1.64, including asset impairment and restructuring charges of $1.82 per share, compared to basic and diluted earnings per share of $0.57 in fiscal 2000.

         FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales for fiscal 2000 were $118,185,000 as compared to $128,889,000 in fiscal 1999, a decrease of 8.3% (Fiscal 2000 had 53 weeks). Since 1998, a flood of low cost imports from Asia continued to take a sustained toll on the U.S. manufacturing sector and negatively impacted segment decline in sales and production. The Company evaluated steps to reduce costs including plant consolidation in light of market conditions.

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

         Selling, general and administrative expenses decreased by $2,926,000, or 19.0% in fiscal 2000 as compared to fiscal 1999. Reduced expenses related primarily to the reduced number of employees on the payroll. In addition, expenses decreased as a result of the continued effectiveness of expense and cost containment programs.

         Interest and dividend income increased by $1,049,000, or 35.5% in fiscal 2000 as compared to fiscal 1999 as a result of both higher average invested balances and higher average rates. As a result of a change in our investment policy, in order to maximize total return, a major portion of our portfolio was transferred from tax-free municipals to high quality, investment grade, taxable bonds. We realized gains from the sale of investment securities of $1,300,000 in fiscal 2000 as compared to $2,087,000 in fiscal 1999.

         The effective income tax rate for fiscal 2000 was 27.4% as against a tax benefit in the comparative period in 1999. In fiscal 2000, the provision for income taxes differed from the statutory federal income tax rate of 34% due to tax free investment income and state and local income taxes.

         As a result of these factors, net income increased to $3,033,000 in fiscal 2000 from $517,000 in fiscal

1999 and loss from operations decreased to $1,036,000 in fiscal 2000 from $5,275,000 in fiscal 1999. For fiscal 2000 and fiscal 1999, basic and diluted earnings per share were $0.57 and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in fiscal 2001 amounted to $10,074,000, as compared to $16,162,000 in fiscal 2000. Of this decrease, $11,656,000 relates to comparative changes in net income, $6,890,000 to deferred taxes, $1,255,000 to depreciation, $2,563,000 to accounts payable and other current liabilities, $450,000 to provision for doubtful accounts, $1,725,000 to net gain on investment securities, and $155,000 to gain on disposition of assets. These decreases were offset by increases of $2,511,000 in accounts receivable, $2,499,000 in inventories, $355,000 to current and other assets and $13,241,000 in non-cash asset impairment and restructuring charges.

         For the fiscal year ended December 1, 2001, net acquisitions of investment securities were $15,681,000 as compared to net acquisitions of $3,023,000 for the fiscal year ended December 2, 2000. In the fiscal year ended December 1, 2001, approximately $12,000,000 of the net acquisitions of investment securities was in cash and cash equivalents. The Company has invested these funds in high quality investment grade, taxable bonds. Our investment securities, all classified as available-for-sale, had a fair market value of $82,021,000 and $62,264,000 at fiscal year-end 2001 and 2000, respectively. See
Note 2 of the Notes to Consolidated Financial Statements for further details about the investment portfolio.

         Capital expenditures for fiscal 2001 were $703,000 as compared to $1,403,000 in fiscal 2000. During fiscal 2001, we repurchased 73,116 shares of our common stock at a cost of $1,050,000 (an average price of $14.36).

         Stockholders' equity was $120,503,000, or $23.14 book value per share at the end of fiscal 2001, as compared to $130,855,000, or $24.78 book value per share, at the previous fiscal year end.

         Management believes that our current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain our manufacturing facilities for the next twelve months.

INFLATION

         Management does not believe that the effects of inflation have had a significant impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

         Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things: our stockholders' decision at our upcoming annual meeting on whether to approve of a plan of liquidation and dissolution for the company; if the plan is approved, our ability to find qualified buyers for our assets; overall economic and business conditions; our continuing ability to support the demand for our goods and services; competitive factors in the industries in which we compete; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; material contingencies provided for in a sale of our assets; de-listing of our common stock from the American Stock Exchange; our ability to retain key employees through any wind down period; and any litigation arising as a result of our plan to wind down our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Summary of Accounting Policies - Risks And Uncertainties" and "-Investments" in the Consolidated Financial Statements attached hereto. See also Note 2 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Consolidated Financial Statements Schedules attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         By letter dated September 11, 2001, Ernst & Young, LLP ("Ernst & Young") resigned as our independent accountant. Ernst & Young's resignation became effective on September 25, 2001, the date that we engaged BDO Seidman, LLP as our new independent public accountants. The Audit Committee made no recommendation or approval with respect to the resignation of Ernst & Young. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the audits of our two most recent fiscal years or any subsequent interim period through September 25, 2001, which disagreements if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years. None of the principal accountants' reports on the financial statements for the two years preceding such resignation contained an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim periods through September 25, 2001, the Company was not advised of any of the matters referred to in Item 304 (a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers as of February 12, 2002.

NAME                                     AGE       POSITIONS AND OFFICES
----                                     ---       ---------------------
Samson Bitensky.....................     82        Chairman of the Board of Directors and Chief Executive
                                                   Officer
Steven Myers........................     53        President, Chief Operating Officer
David A. Miller.....................     64        Vice President-Finance, Treasurer, and Chief Financial
                                                   Officer
Jerry Deese.........................     50        Vice President-Controller of Plant Operations
Sam Hiatt ..........................     54        Vice President-Sales
Mark J. Goldberg....................     53        Vice President
Bruce Chroback......................     40        Assistant Treasurer and Controller

         Each of our executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualified.

         SAMSON BITENSKY was one of Fab's founders in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of Fab since such time. Mr. Bitensky also served as President of Fab from 1970 until May 1, 1997.

         STEVEN MYERS, an attorney, has been employed by Fab in various senior administrative and managerial capacities since 1979. He served as Vice President
- Sales for more than five years prior to May 1988 and as Vice President from May 1988 to May 1, 1997 and Co-President, Chief Operating Officer from May 1, 1997 to November 27, 2001. On November 27, 2001, he became President, Chief Operating Officer upon the retirement of our former Co-President, Stanley August. Mr. Myers is the son-in-law of Mr. Bitensky.

         DAVID A. MILLER has been employed by Fab since 1966 and has served as Controller from 1973 until December 7, 1995, as Vice President - Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

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

         MARK J. GOLDBERG has been employed by Fab in various financing and operational capacities since 1983. He was the Director of Corporate Planning from 1999 until 2001 and he has served as Vice President since May 3, 2001.

         BRUCE CHROBACK, a C.P.A., has been employed by Fab since 1996 and has held various senior financial positions with the Company. He has served as Assistant Treasurer and Controller since May 3, 2001.

         Other information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 1, 2002 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 1, 2002 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 1, 2002 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than April 1, 2002 pursuant to Regulation 14A.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

4.3           -   Amendment to the Rights Agreement between the Company and
                  Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

10.1          -   1987 Stock Option Plan of the Company, incorporated by
                  reference to Exhibit 10.1 to the 1993 10-K.

10.2          -   Employment Agreement dated as of March 1, 1993, between the
                  Company and Samson Bitensky, incorporated by reference to
                  Exhibit 10.2 to the 1993 10 -K.

10.3          -   Fab Industries, Inc. Hourly Employees Retirement Plan (the
                  "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

10.4          -   Amendment to the Retirement Plan effective December 11, 1978, incorporated by reference to Exhibit 10.4 to the 1993 10-K.

10.5          -   Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

10.6          -   Amendment to the Retirement Plan dated November 21, 1983,
                  incorporated by reference to Exhibit 10.6 to the 1993 10-K.

10.7          -   Amendment to the Retirement Plan dated August 29, 1986,
                  incorporated by reference to Exhibit 10.7 to the 1993 10-K.

10.8          -   Amendment to the Retirement Plan effective as of December 1,
                  1989, incorporated by reference to Exhibit 10.8 to the 1993
                  10-K.

10.9          -   Amendment to the Retirement Plan dated September 21, 1995, incorporated by reference to Exhibit 10.9 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  2, 1995 (the "1995 10-K").

10.10         -   Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit
                  Sharing Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.11         -   Amendment to the Profit Sharing Plan effective December 1,
                  1978, incorporated by reference to Exhibit 10.10 to the 1993
                  10-K.

10.12         -   Amendment dated December 1, 1985 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.

10.13         -   Amendment dated February 5, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

10.14         -   Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.15         -   Amendment dated June 30, 1989 to the Profit Sharing Plan,
                  incorporated by reference to Exhibit 10.14 to the 1993 10-K.

10.16         -   Amendment dated February 1, 1991 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.17         -   Amendment dated September 1, 1995 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.17 to the 1995 10-K.

10.18         -   Lease dated as of December 8, 1988 between Glockhurst
                  Corporation, N.V. and the Company, incorporated by reference to Exhibit 10.16 to the 1993 10-K.

10.19         -   Lease Modification Agreement dated April 2, 1991 between
                  Glockhurst Corporation, N.V. and the Company, incorporated by reference to Exhibit 10.17 to the 1993 10-K.

10.20         -   Second Lease Modification Agreement dated May 23, 1996 between
                  200 Madison Associates, L.P. and the Company, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

*10.21        -   Third Lease Modification Agreement dated April 24, 2000
                  between 200 Madison Associates, L.P. and the Company.

10.22         -   Lease dated as of March 1, 1979 between City of Amsterdam
                  Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.23         -   Lease dated as of January 1, 1977 between City of Amsterdam
                  Industrial Development Agency and Lamatronics Industries,
                  Inc., incorporated by reference to Exhibit 10.19 to the 1993
                  10-K.

10.24         -   Form of indemnification agreement between the Company and its officers and directors, incorporated by reference to Exhibit
                  10.20 to the 1993 10-K.

10.25         -   Fab Industries, Inc. Employee Stock Ownership Plan effective as of Nov. 25, 1991, incorporated by reference to Exhibit
                  10.24 to the 1993 10-K.

10.26         -   Amendment dated September 21, 1995 to the Employee Stock
                  Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.27         -   Fab Industries, Inc. Non-Qualified Executive Retirement Plan
                  dated as of November 30, 1990, incorporated by reference to
                  Exhibit 10.25 to the 1993 10-K.

10.28         -   Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement dated May 6, 1999, File No. 1-5901.

10.29         -   Fab Industries, Inc. 2001 Stock Incentive Plan, incorporated by reference to Exhibit B to the Proxy Statement dated April
                  2, 2001, File No. 1-5901.

  21          -   Subsidiaries of the Company, incorporated by reference to
                  Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

*23.1         -   Consent of Ernst & Young, LLP.

*23.2         -   Consent of BDO Seidman, LLP.

------------------------

*    Filed herewith.


         (b)      Reports on Form 8-K.

                  On September 11 and September 25, 2001, the Company filed reports on Form 8-K announcing its change of auditors. On December 6, 2001, the Company filed a report on Form 8-K announcing its intent to pursue a sale of its business and to do so as part of a plan of liquidation.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                                FORM 10-K ITEM 8
                       FISCAL YEARS ENDED DECEMBER 1, 2001, DECEMBER 2, 2000 AND
                                                               NOVEMBER 27, 1999

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8
                                ----------------

             FISCAL YEARS ENDED DECEMBER 1, 2001, DECEMBER 2, 2000,
             ------------------------------------------------------
                              AND NOVEMBER 27, 1999
                              ---------------------

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS
                                    --------



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-3
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-4


         CONSOLIDATED FINANCIAL STATEMENTS:
            Balance sheets                                                   F-5
            Statements of income                                             F-6
            Statements of stockholders' equity                               F-7
            Statements of cash flows                                         F-8
         SUMMARY OF ACCOUNTING POLICIES                               F-9 - F-13

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-14 - F-38

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Fab Industries, Inc. and subsidiaries as of December 1, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year then ended. Our audit also included the 2001 schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, on March 1, 2002, the Company's Board of Directors adopted resolutions, which authorize, subject to shareholder approval, the sale of the business pursuant to a plan of liquidation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries at December 1, 2001, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related 2001 schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
--------------------
New York, New York
February 15, 2002, except for Note 16, as to which the date is March 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Fab Industries, Inc.


We have audited the accompanying consolidated balance sheet of Fab Industries, Inc. and subsidiaries as of December 2, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 2, 2000. Our audit also included the 2000 and 1999 financial statement schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fab Industries, Inc. and subsidiaries at December 2, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 2, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related 2000 and 1999 financial statements schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.


                                                /s/ Ernst & Young, LLP
                                                ----------------------


Charlotte, North Carolina
February 16, 2001

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                           December 1, 2001       December 2, 2000
--------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash and cash equivalents (Note 1)                     $    6,742,000        $    14,695,000
    Investment securities available-for-sale (Note 2)          82,021,000             62,264,000
    Accounts receivable, net of allowance of $600,000
      and $300,000 for doubtful accounts                       10,668,000             17,073,000
    Inventories (Note 3)                                       12,335,000             19,418,000
    Other current assets                                        1,617,000              2,539,000
--------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                 113,383,000            115,989,000

 PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 4)                  14,065,000             31,676,000
 DEFERRED TAX ASSET (NOTE 8)                                      826,000                      0
 OTHER ASSETS (NOTE 7)                                          3,254,000              3,747,000
--------------------------------------------------------------------------------------------------
                                                           $  131,528,000        $   151,412,000
==================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                       $    3,661,000        $     5,532,000
    Corporate income and other taxes                            1,787,000              2,911,000
    Accrued payroll and related expenses                        1,318,000              1,594,000
    Dividends payable                                             521,000                528,000
    Other current liabilities                                     816,000                760,000
    Deferred income taxes (Note 8)                                269,000                646,000
--------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                              8,372,000             11,971,000

 OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES
 (NOTE 5)
                                                                  311,000                362,000
 OTHER NONCURRENT LIABILITIES (NOTE 7)                          2,342,000              2,872,000
 DEFERRED INCOME TAXES (NOTE 8)                                         0              5,352,000
--------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                     11,025,000             20,557,000
--------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)
 STOCKHOLDERS' EQUITY (NOTES 2, 6, 7, AND 9):
    Preferred stock, $1 par value - shares
       authorized 2,000,000; none issued                                -                      -
    Common stock, $.20 par value - shares
       authorized 15,000,000; issued 6,591,944
       and 6,591,944                                            1,319,000              1,319,000
    Additional paid-in capital                                  6,967,000              6,967,000
    Retained earnings                                         151,224,000            161,947,000
    Loan to employee stock ownership plan                      (3,957,000)            (4,747,000)
    Accumulated other comprehensive gain (loss)                   334,000               (297,000)
    Cost of common stock  held in treasury - 1,383,574 and
       1,310,458 shares                                       (35,384,000)           (34,334,000)
--------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                           120,503,000            130,855,000
--------------------------------------------------------------------------------------------------
                                                             $131,528,000           $151,412,000
==================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================

FISCAL YEAR ENDED
-----------------------------------------------------------------------------------------------------------------------
                                                             December 1, 2001    December 2, 2000   November 27, 1999
                                                                                       (1)
-----------------------------------------------------------------------------------------------------------------------
 NET SALES (NOTE 14)                                           $   80,036,000      $ 118,185,000       $ 128,889,000
 COST OF GOODS SOLD                                                78,518,000        106,756,000         118,773,000
-----------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                               1,518,000         11,429,000          10,116,000
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       9,748,000         12,465,000          15,391,000
 ASSET IMPAIRMENT AND RESTRUCTURING CHARGES (NOTE 12)              14,530,000                  -                   -
-----------------------------------------------------------------------------------------------------------------------
         OPERATING LOSS                                           (22,760,000)        (1,036,000)         (5,275,000)
-----------------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSES):
    Interest and dividend income (Note 11)                          4,289,000          4,000,000           2,951,000
    Interest expense                                                  (42,000)           (86,000)           (101,000)
    Net gain on investment securities (Note 2)                      3,025,000          1,300,000           2,087,000
-----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                         7,272,000          5,214,000           4,937,000
-----------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE TAXES ON INCOME                     (15,488,000)         4,178,000            (338,000)
 INCOME TAX EXPENSE (BENEFIT) (NOTE 8)                             (6,865,000)         1,145,000            (855,000)
-----------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                             $   (8,623,000)     $   3,033,000       $     517,000
-----------------------------------------------------------------------------------------------------------------------
 EARNINGS (LOSS) PER SHARE (NOTE 13):
    Basic                                                      $        (1.64)     $         .57       $         .10
    Diluted                                                    $        (1.64)     $         .57       $         .10
=======================================================================================================================
 CASH DIVIDENDS DECLARED PER SHARE                             $          .40      $         .475      $         .70
=======================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1) 53 WEEKS

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

 FISCAL YEARS ENDED DECEMBER1, 2001, DECEMBER 2, 2000 AND NOVEMBER 27, 1999
 ----------------------------------------------------------------------------------------------------------------------------------
                                                  Common stock                                                    Accumulated
                                            --------------------------                            Loan to            Other
                                               Number                  Additional    Retained   employee stock    Comprehensive
                                  Total      of shares      Amount   paid-in capital earnings   ownership plan    Income (loss)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, November 28, 1998   $137,527,000    6,588,444   $1,318,000   $6,903,000  $164,714,000 $(6,327,000)    $550,000
 Net income - fiscal 1999         517,000             -            -            -      517,000            -            -
 Change in net unrealized
    holding loss on
    investment securities
    available-for- sale, net
    of taxes                     (961,000)            -            -            -            -            -     (961,000)
                                 ---------
 Total comprehensive loss        (444,000)            -            -            -            -            -            -
 Cash dividends                (3,786,000)            -            -            -   (3,786,000)           -            -
 Exercise of stock options         54,000         3,500        1,000       53,000            -            -            -
 Purchase of treasury stock    (3,365,000)            -            -            -            -            -            -
 Compensation under
    restricted stock plan
    (Note 6)                       12,000             -            -       11,000            -            -            -
 Payment of loan from ESOP
    (Note 7)                      790,000             -            -            -            -      790,000            -
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, November 27, 1999   130,788,000     6,591,944    1,319,000    6,967,000   161,445,000  (5,537,000)    (411,000)
 Net income - fiscal 2000       3,033,000             -            -            -     3,033,000           -            -
 Change in net unrealized
    holding gain on
    investment securities
    available-for- sale, net
    of taxes                      114,000             -            -            -            -            -      114,000
                                  -------
 Total comprehensive income     3,147,000             -            -            -            -            -            -
 Cash dividends                (2,531,000)            -            -            -   (2,531,000)           -            -
 Purchase of treasury stock    (1,339,000)            -            -            -            -            -            -
 Payment of loan from ESOP
    (Note 7)                      790,000             -            -            -            -      790,000            -
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 2, 2000
                              130,855,000     6,591,944    1,319,000    6,967,000  161,947,000   (4,747,000)    (297,000)
 Net loss - fiscal 2001        (8,623,000)            -            -            -   (8,623,000)           -            -
 Change in net unrealized
    holding gain on
    investment securities
    available-for- sale, net
    of taxes                      631,000             -            -            -            -            -      631,000
                                  -------
 Total comprehensive loss      (7,992,000)            -            -            -            -            -            -
 Cash dividends                (2,100,000)            -            -            -   (2,100,000)           -            -
 Purchase of treasury stock    (1,050,000)            -            -            -            -            -            -
 Payment of loan from ESOP
    (Note 7)                      790,000             -            -            -            -      790,000            -
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 1, 2001    $120,503,000    6,591,944   $1,319,000   $6,967,000  $151,224,000 $(3,957,000)    $334,000
 ----------------------------------------------------------------------------------------------------------------------------------
 ==================================================================================================================================


                                  Unearned        Treasury stock
                                 restricted  --------------------------
                                   stock        Number
                                compensation  of shares       Cost
--------------------------------------------------------------------------------
Balance, November 28, 1998      $(1,000)      (1,005,081)  $(29,630,000)
Net income - fiscal 1999              -                -              -
Change in net unrealized
   holding loss on
   investment securities
   available-for- sale, net
   of taxes                           -                -              -

Total comprehensive loss              -                -              -
Cash dividends                        -                -              -
Exercise of stock options             -                -              -
Purchase of treasury stock            -         (183,308)    (3,365,000)
Compensation under
   restricted stock plan
   (Note 6)                       1,000                -              -
Payment of loan from ESOP
   (Note 7)                           -                -              -
--------------------------------------------------------------------------------
Balance, November 27, 1999            -       (1,188,389)   (32,995,000)
Net income - fiscal 2000              -                -              -
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                           -                -              -

Total comprehensive income            -                -              -
Cash dividends                        -                -              -
Purchase of treasury stock            -         (122,069)    (1,339,000)
Payment of loan from ESOP
   (Note 7)                           -                -              -
--------------------------------------------------------------------------------
Balance, December 2, 2000
                                      -       (1,310,458)   (34,334,000)
Net loss - fiscal 2001                -                -              -
Change in net unrealized
   holding gain on
   investment securities
   available-for- sale, net
   of taxes                           -                -              -

Total comprehensive loss              -                -              -
Cash dividends                        -                -              -
Purchase of treasury stock            -          (73,116)    (1,050,000)
Payment of loan from ESOP
   (Note 7)                           -                -              -
--------------------------------------------------------------------------------
 Balance, December 1, 2001            -       (1,383,574)  $(35,384,000)
--------------------------------------------------------------------------------
================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)
================================================================================

 FISCAL YEAR ENDED
 ------------------------------------------------------------------------------------------------------------------------------
                                                                        December 1,          December 2,        November 27,
                                                                           2001                 2000                 1999
 ------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $   (8,623,000)    $   3,033,000       $   517,000
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for doubtful accounts                                         400,000           850,000           750,000
         Depreciation                                                          4,609,000         5,864,000         6,204,000
         Deferred income taxes                                                (6,555,000)          335,000           (15,000)
         Non-cash asset impairment and restructuring charges                  13,241,000                 -                 -
         Compensation under restricted stock plan                                      -                 -            12,000
         Net gain on investment securities                                    (3,025,000)       (1,300,000)       (2,087,000)
         Gain on disposition of assets                                          (261,000)         (106,000)                -
              Decrease (increase) in:
            Accounts receivable                                                6,005,000         3,494,000         5,812,000
            Inventories                                                        7,083,000         4,584,000         8,211,000
            Other current assets                                                 922,000          (324,000)         (488,000)
            Other assets                                                        (333,000)          558,000          (153,000)
         Increase (decrease) in:
            Accounts payable                                                  (1,871,000)       (1,659,000)       (1,919,000)
            Accruals and other liabilities                                    (1,518,000)          833,000         1,120,000
 ------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                      10,074,000        16,162,000        17,964,000
 ------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                  (703,000)       (1,403,000)       (2,592,000)
    Proceeds from sale of property and equipment                                 725,000           379,000                 -
    Proceeds from sales of investment securities                                       -         2,816,000           226,000
    Acquisition of investment securities                                     (15,681,000)       (5,839,000)       (9,260,000)
 ------------------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                         (15,659,000)       (4,047,000)      (11,626,000)
 ------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                (1,050,000)       (1,339,000)       (3,365,000)
    Principal repayment on loan to employee stock ownership plan                 790,000           790,000           790,000
    Dividends                                                                 (2,108,000)       (2,949,000)       (3,817,000)
    Exercise of stock options                                                          -                 -            54,000
 ------------------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN FINANCING ACTIVITIES                          (2,368,000)       (3,498,000)       (6,338,000)
 ------------------------------------------------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (7,953,000)        8,617,000                 -
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 14,695,000         6,078,000         6,078,000
 ------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                   $    6,742,000     $  14,695,000       $ 6,078,000
===============================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

BUSINESS Fab Industries, Inc. (the "Company") is a major manufacturer of knitted apparel fabrics, including laces and finished home products, as well as laminated fabrics. The Company's sales in fiscal 2001, 2000 and 1999 were primarily made to United States customers.

PRINCIPLES OF                   The financial statements include the accounts of
CONSOLIDATION                   the Company and its subsidiaries, all of which
                                are wholly owned. Significant intercompany transactions and balances have been eliminated.

FISCAL YEAR                     The Company's fiscal year ends on the Saturday
                                closest to November 30. Fiscal 2001 and 1999 had fifty-two weeks and fiscal 2000 had fifty-three weeks.

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

                                Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. By policy, the Company limits the amount of credit exposure to any one financial institution and receives confirmation indicating that, with respect to investment securities, each custodian (with the exception of one custodian, which held equity securities during fiscal 2001 and had no such equity securities at December 1, 2001 but will continue to invest in such equities in the future) maintains appropriate insurance coverage to protect the Company's investment portfolio. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                                and retailers to whom the Company sells (see
                                Note 14). The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of December 1, 2001 and December 2, 2000, 18% and 23%, respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

DERIVATIVE FINANCIAL            The Company is party to equity option contracts
INSTRUMENTS HELD OR             as part of its investing activities. Option
ISSUED                          contracts are contractual agreements that give
                                the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.

                                During fiscal 2001, the Company adopted
                                Statement of Financial Accounting Standards
                                ("SFAS") No. 133, "Accounting for Derivative
                                Instruments and Hedging Activities". In
                                accordance with SFAS 133, the Company's policy is to recognize all derivatives instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. Derivatives are used to hedge against fluctuations in the market value of equity securities. The adoption of SFAS 133 did not result in a material impact on the Company's consolidated financial statements.

PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment are stated at
                                cost. Depreciation is computed using principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles.

LONG-LIVED ASSETS               The Company reviews the carrying values of its
                                long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During fiscal 2001, the Company recorded asset impairment and restructuring charges. See
                                Note 12 of the notes to the financial
                                statements.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

RESEARCH AND                    Research and development costs are charged to
DEVELOPMENT COSTS               expenses in the year incurred and amounted to
                                $1,999,000, $3,206,000, and $3,478,000 in fiscal
                                2001, 2000 and 1999, respectively.

STOCK-BASED                     In fiscal 1997, the Company became subject to
COMPENSATION                    SFAS No. 123, "Accounting for Stock-Based
                                Compensation" ("SFAS No. 123"), which allows either the intrinsic or fair value method. SFAS
                                No. 123 encourages, but does not require, entities to adopt the fair value method in place of the intrinsic value method as provided for in Accounting Principles Board Opinion No. 25,
                                "Accounting for Stock Issued to Employees" ("APB
                                No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. When the Company adopted SFAS No. 123, it elected to retain the intrinsic value method. The required fair value disclosures are included in the notes to the consolidated financial statements.

TAXES ON INCOME                 The Company follows the liability method of
                                accounting for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

EARNINGS (LOSS) PER             Basic earnings (loss) per share is based on the
SHARE                           weighted average number of common shares
                                outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. The Company's dilutive potential common shares outstanding during fiscal 2001, 2000 and 1999 resulted entirely from dilutive stock options. For fiscal 2001 and 2000, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 13 of notes to the financial statements.

REVENUE RECOGNITION             The Company recognizes its revenues upon
                                shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

NEW ACCOUNTING                  In July 2001, the Financial Accounting Standard
STANDARDS                       Board (FASB) issued FASB Statements Nos. 141 and
                                142 (FAS 141 and FAS 142), "Business
                                Combinations" and "Goodwill and Other Intangible
                                Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.
                                It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June
                                30, 2001. Companies are required to adopt FAS
                                142 for fiscal years beginning after December
                                15, 2001, but early adoption is permitted. The
                                Company will adopt FAS 142 on December 2, 2002, the beginning of fiscal 2003. The Company does not believe the adoption of FAS 142 will impact its results of operations or financial position.

                                In August 2001, the Financial Accounting
                                Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of December 2, 2002, the beginning of fiscal 2003, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.       CASH AND CASH          Cash and cash equivalents at December 1, 2001
         EQUIVALENTS            and December 2, 2000 consisted of the following
                                (in thousands):

                                                                                2001                   2000
                                ---------------------------------------------------------------------------------
                                Cash                                             $155                $2,064
                                Taxable and tax-free
                                  short-term debt
                                  instruments                                   6,587                12,631
                                ---------------------------------------------------------------------------------
                                                                               $6,742               $14,695
                                =================================================================================

2.       INVESTMENT             Investment securities available-for-sale at
         SECURITIES             December 1, 2001 and December 2, 2000 consisted
                                of the following (in thousands):

                                                                               Gross         Gross
                                                                             unrealized    unrealized
                                                                               holding       holding
                                                                  Cost          gain          loss     Fair value
                                ---------------------------------------------------------------------------------
                                2001:
                                        Equities                 $  798      $      -        $  (15)         $783
                                        U.S. Treasury
                                           obligations           47,240           316           (16)       47,540
                                        Corporate bonds          32,288           721          (450)       32,559
                                        Money market              1,139             -             -         1,139
                                ---------------------------------------------------------------------------------
                                                                $81,465      $  1,037         $(481)      $82,021
                                =================================================================================
                                2000:
                                        Equities                 $  849      $      -        $  (68)         $781
                                        U.S. Treasury
                                           obligations           14,172            93             -        14,265
                                        Tax-exempt
                                           obligations            6,015             8           (74)        5,949
                                        Corporate bonds          35,225            95          (548)       34,772
                                        Money market              6,497             -             -         6,497
                                ---------------------------------------------------------------------------------
                                                                $62,758      $    196         $(690)      $62,264
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The carrying values and approximate fair values of investments in debt securities available-for-sale, at December 1, 2001 and December 2, 2000, by contractual maturity are as shown below:

                           December 1, 2001                December 2, 2000
                      ---------------------------    ---------------------------
                          Cost       Fair value          Cost        Fair value
                      ----------------------------------------------------------

Maturing in one           $ 29,983      $ 30,005         $ 19,071      $ 19,161
  year or less
Maturing after one
  year through five
  years                     35,321        35,781           32,861        32,486
Maturing after five
  years through ten
  years                      8,130         8,161            3,480         3,339
Ten years and over           6,094         6,152
--------------------------------------------------------------------------------
                           $79,528       $80,099          $55,412       $54,986
================================================================================

Gross and net realized gains and losses on sales of investment securities were:

                                           2001            2000           1999
--------------------------------------------------------------------------------
Gross realized gains                    $ 6,619         $ 4,214        $ 3,865
Gross realized losses                    (3,594)         (2,914)        (1,778)
--------------------------------------------------------------------------------
Net realized gain                       $ 3,025         $ 1,300        $ 2,087
================================================================================

Other comprehensive income (loss) for fiscal 2001, 2000, and 1999 consisted of the following (in thousands):

                                           2001            2000           1999
--------------------------------------------------------------------------------
Unrealized holding gains
arising during the year, net of
tax                                     $2,446            $894            $291

Reclassification adjustment,
net of tax                              (1,815)           (780)         (1,252)
--------------------------------------------------------------------------------
Other comprehensive income
(loss) net of tax                       $  631            $114           $(961)
================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                During Fiscal 2001, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At December 1, 2001 and December 2, 2000, the Company had no such investments, but will continue to invest in such equities in the future.

                                Realized gains or (losses) on purchased
                                short-term S&P 100 index put options and sold short-term S&P 100 call options during fiscal 2001, 2000, and 1999 were approximately $925,000, $2,217,000, and $(350,000), respectively.


3.       INVENTORIES            Inventories at December 1, 2001 and December 2,
                                2000 consisted of the following (in thousands, except for percentages):

                                                                                2001                   2000
                                ---------------------------------------------------------------------------------
                                Raw materials                                  $  3,036              $  5,019
                                Work-in-process                                   4,083                 7,142
                                Finished goods                                    5,216                 7,257
                                ---------------------------------------------------------------------------------
                                                                               $ 12,335              $ 19,418
                                =================================================================================

                                Approximate percentage of
                                inventories valued under LIFO
                                method                                           56%                   52%
                                ---------------------------------------------------------------------------------
                                Excess of FIFO valuation over
                                LIFO valuation                                 $  1,710              $  3,228
                                =================================================================================

                                In fiscal 2001 and 2000, the liquidation of certain LIFO layers increased cost of goods sold by $1,909,000 and $465,000, respectively. The inventories in these LIFO layers were acquired at higher costs than current costs. The impact of inventory liquidations in fiscal 1999 was not significant.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4.       PROPERTY, PLANT        Property, plant and equipment at December 1,
                                2001 and December 2, 2000 consisted of the following (in thousands):

                                                                                2001                   2000
                                ---------------------------------------------------------------------------------
                                Owned by the Company:
                                  Land and improvements                        $     682            $    698
                                  Buildings and improvements                      11,304              13,582
                                  Machinery and equipment                         74,275             112,358
                                  Trucks and automobiles                           1,742               1,742
                                  Office equipment                                   681                 681
                                  Leasehold improvements                             929                 923
                                  Assets held for sale                             1,482                   -
                                ---------------------------------------------------------------------------------
                                                                                  91,095             129,984
                                Property under capital leases:
                                  Land                                                 -                  18
                                  Buildings and improvements                           -               1,432
                                ---------------------------------------------------------------------------------
                                                                                  91,095             131,434
                                Less:  Accumulated depreciation and
                                         amortization                             77,030                99,758
                                ---------------------------------------------------------------------------------
                                                                               $  14,065            $ 31,676
                                =================================================================================

5.       OBLIGATIONS UNDER      Obligations under capital leases at December 1,
         CAPITAL LEASES         2001 and December 2, 2000 consisted of the
                                following (in thousands):

                                                                                2001                   2000
                                ---------------------------------------------------------------------------------
                                Obligations under capital leases               $339                 $390
                                  through 2006 payable in
                                  monthly installments of $11
                                  including interest at 10% per
                                  annum
                                Less:  Current maturities (included
                                        with other current
                                        liabilities)                             28                   28
                                ---------------------------------------------------------------------------------
                                                                               $311                 $362
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                Aggregate installments on obligations under capital leases maturing after one year are as follows:


                                FISCAL YEAR ENDING (IN THOUSANDS)

                                2003                                      $  62
                                2004                                         68
                                2005                                         75
                                2006                                        106
                                ------------------------------------------------
                                                                           $311
                                ================================================


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

                                In May 2001 and May 1997, the Board of Directors adopted and the shareholders approved two new stock option plans providing for the grant of up to 200,000 shares and 175,000 shares of common stock respectively at any time over the next ten years. In general, the terms of the 2001 and 1997 plans are similar to the Company's previous stock option plans.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation costs based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income
                                (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                Since pro forma compensation expense from stock options is recognized over the future years' vesting period, and additional awards generally are made from time to time, pro forma amounts for 2001 may not be representative of future years' amounts.

                                (DOLLARS IN THOUSANDS,
                                EXCEPT PER SHARE DATA)                  2001               2000            1999
                                ---------------------------------------------------------------------------------
                                Pro forma net income (loss)             ($8,652)          $3,008           $305
                                Pro forma earnings (loss) per
                                  share - diluted                       ($1.65)           $0.56            $0.06
                                ==================================================================================

                                The weighted average fair value of options granted was $3.67, $2.45, and $1.73 per share in fiscal 2001, 2000, and 1999, respectively.

                                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2001, 2000, and 1999 grants:

                                -----------------------------------------------
                                Dividends                 $.40 to $.70 per share
                                Volatility                        21.4% to 29.2%
                                Risk-free interest                4.54% to 5.00%
                                Expected term                      1 to 10 years
                                ===============================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                Data regarding the Company's stock option plan follows:


                                                                                                    Weighted
                                                                                                    average
                                                                                                exercise price
                                                                                    Shares         per share
                                ---------------------------------------------------------------------------------
                                Shares under option, November 28, 1998              172,650          22.26
                                Options granted                                     113,700          13.00
                                Options exercised                                    (3,500)         15.44
                                Options canceled                                    (13,100)        (27.44)
                                ---------------------------------------------------------------------------------
                                Shares under option, November 27, 1999              269,750          18.19
                                Options granted                                      54,000          11.06
                                Options exercised                                         -              -
                                Options canceled                                   (161,050)        (21.58)
                                ---------------------------------------------------------------------------------
                                Shares under option, December 2, 2000               162,700          12.47
                                Options granted                                       8,000          12.75
                                Options exercised                                         -              -
                                Options canceled                                    (27,500)        (12.25)
                                ---------------------------------------------------------------------------------
                                Shares under option, December 1, 2001               143,200          12.53
                                =================================================================================

                                ---------------------------------------------------------------------------------
                                Options exercisable at:
                                  November 27, 1999                                 130,130          20.80
                                  December 02,  2000                                 24,140          13.75
                                  December 01,  2001                                 47,280          12.72
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The following summarizes information about shares under option in the respective exercise price ranges at December 1, 2001:


        Range of                                            Weighted average                         Weighted average
        exercise        Number        Weighted average       exercise price          Number           exercise price
        per share     outstanding      remaining life         per share            exercisable          per share
-----------------------------------------------------------------------------------------------------------------------
         $13.00         101,200            7.89                 $13.00              40,480               $13.00
          11.06          34,000            8.90                  11.06               6,800                11.06
          12.75           8,000            9.50                  12.75                   -                12.75
-----------------------------------------------------------------------------------------------------------------------
                        143,200                                                     47,280
=======================================================================================================================


The shares authorized but not granted under the Company's stock option plans were 231,800 at December 1, 2001 and 15,300 at December 2, 2000. Common stock reserved for options totaled 143,200 shares at December 1, 2001 and 162,700 shares at December 2, 2000.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                RESTRICTED STOCK PLAN

                                The Company has a restricted stock plan which awards shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares are held by the Company and vest over the same five-year period. The compensation element related to such shares is recognized ratably over the five-year restriction period. Compensation expense related to the above restricted shares for fiscal 2001, 2000 and 1999 was $0, $0 and $1,000, respectively. No restricted stock was awarded in Fiscal 2001, 2000, or 1999.


7.       BENEFIT PLANS          PROFIT SHARING PLANS

                                A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 2001, 2000 and 1999 were $181,000,
                                $241,000 and $195,000, respectively.

                                The Company also has a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 2001, 2000 and 1999 were $52,000, $57,000 and $38,000, respectively. Benefits payable under this plan amounting to $2,107,000 and $2,397,000 at December 1, 2001 and December 2, 2000, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 2001 and 2000:

                                                                                        2001               2000
                                                                                -------------------------------------
                                RECONCILIATION OF THE BENEFIT OBLIGATION
                                Obligation at beginning of year                      $3,588,000         $2,990,000
                                Service cost                                            246,000            239,000
                                Interest cost                                           284,000            250,000
                                Curtailment                                              55,000                  -
                                Actuarial loss                                          721,000            361,000
                                Benefit payments                                     (1,381,000)          (252,000)
                                                                                -------------------------------------
                                Obligation at end of year                            $3,513,000         $3,588,000
                                                                                ======================================

                                                                                        2001               2000
                                                                                -------------------------------------

                                RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
                                Fair value of plan assets at beginning of
                                  year                                               $5,522,000         $4,727,000
                                Actual return on plan assets (net of
                                   expenses)                                           (286,000)         1,047,000
                                Benefit payments                                     (1,381,000)          (252,000)
                                                                                -------------------------------------
                                Fair value of plan assets at end of year             $3,855,000         $5,522,000
                                                                                ======================================

                                                                                        2001               2000
                                                                                -------------------------------------

                                FUNDED STATUS
                                Funded status                                          $342,000         $1,934,000
                                Unrecognized prior service cost                         372,000            685,000
                                Unrecognized gain                                      (797,000)        (2,756,000)
                                                                                -------------------------------------
                                Net amount recognized                                $  (83,000)       $  (137,000)
                                                                                ======================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                The following table provides the amounts recognized in the consolidated balance sheets as of December 1, 2001 and December 2, 2000:

                                                                                        2001               2000
                                                                                -------------------------------------
                                Prepaid benefit cost                                 $         -       $         -
                                Accrued benefit liability                                (83,000)         (137,000)
                                                                                -------------------------------------
                                Net amount recognized                                $   (83,000)      $  (137,000)
                                                                                =====================================

                                The following table provides the components of the net periodic (benefit) cost for the Plan for fiscal 2001 and 2000:

                                                                                        2001               2000
                                                                                -------------------------------------
                                Service cost                                         $   246,000       $   239,000
                                Interest cost on projected benefit obligation            284,000           250,000
                                Expected return on plan assets                          (430,000)         (377,000)
                                Amortization of prior service cost                        74,000            74,000
                                Amortization of net gain                                (156,000)         (142,000)
                                Recognized gain due to curtailment and Settlement
                                                                                         (72,000)                -
                                                                                -------------------------------------
                                Net periodic pension cost/(credit)                   $   (54,000)       $   44,000
                                                                                =====================================

                                Prior service costs are amortized on a
                                straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligations and the market-related value of assets are amortized over the average remaining service period of active participants.

                                The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 2001 and 2000 are shown in the following table:

                                                                                        2001               2000
                                                                                -------------------------------------
                                Discount rate                                               7.25%             7.50%
                                Expected return on plan assets                              8.00%             8.00%

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

                                Annual principal installments of $790,000 plus interest at prime are paid by the ESOP to the Company. The balance on the ESOP indebtedness at December 1, 2001 of $3,957,000 is reflected as a reduction of the Company's stockholders' equity in the consolidated balance sheets.

                                The Company accounts for the ESOP shares in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 76-3. ESOP contributions are recorded for financial reporting purposes as the ESOP shares become allocable to the plan participants. All ESOP shares are considered outstanding in the determination of earnings (loss) per share.

                                The portion of the common stock dividends declared relating to ESOP shares totaled $104,000, $161,000 and $213,000 for fiscal 2001,
                                2000 and 1999, respectively. Of these amounts, $65,000, $90,000 and $110,000 for fiscal 2001,
                                2000 and 1999, respectively, related to
                                allocated shares and $39,000, $71,000 and $103,000 for fiscal 2001, 2000 and 1999, respectively, related to unallocated shares. The dividends related to the unallocated shares are being applied towards the $790,000 annual principal installments referred to above.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                As of December 1, 2001 and December 2, 2000,
                                ESOP shares information was as follows:

                                                                                    2001                2000
                                ---------------------------------------------------------------------------------
                                Allocated                                         142,822             151,861
                                Committed to be released                           18,889              21,841
                                In suspense                                        67,567             108,174
                                ---------------------------------------------------------------------------------
                                      Total shares held by ESOP                   229,278             281,876
                                =================================================================================


                                The net charges to earnings for fiscal 2001, 2000 and 1999 were as follows (in thousands):

                                                                          2001           2000            1999
                                ---------------------------------------------------------------------------------
                                Contribution to ESOP                    $1,048         $1,150          $1,108
                                Less:  Interest income on loan
                                          to ESOP                          296            547             535
                                ---------------------------------------------------------------------------------
                                Net charge to earnings                 $   752        $   603         $   573
                                =================================================================================

                                The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.


8.       INCOME TAXES           Provisions (benefits) for Federal, state and
                                local income taxes for fiscal 2001, 2000 and 1999 consisted of the following components (in thousands):

                                                                          2001           2000            1999
                                ---------------------------------------------------------------------------------
                                Current:
                                  Federal                            $   (469)        $   734          $ (769)
                                  State and local                         159              77             (71)
                                ---------------------------------------------------------------------------------
                                                                         (310)            811            (840)
                                Deferred:
                                  Federal and state                    (6,555)            334             (15)
                                ---------------------------------------------------------------------------------
                                                                     $ (6,865)        $ 1,145          $ (855)
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                The net deferred tax liability at December 1, 2001 and December 2, 2000 consisted of the following (in thousands):

                                                                                    2001                2000
                                ---------------------------------------------------------------------------------
                                Long-term portion:
                                   Gross deferred tax liability (asset) for:
                                       Excess depreciation for tax
                                         purposes                                 $   306             $  6,340
                                       Future tax deductions for
                                         employee benefit plans                    (1,185)              (1,023)
                                       Other                                           53                   35
                                ---------------------------------------------------------------------------------
                                           Net long-term liability (asset)           (826)               5,352
                                ---------------------------------------------------------------------------------
                                Current portion:
                                   Gross deferred tax liability (asset) for:
                                       Accounts receivable - Section 475
                                         adjustment                                   218                  677
                                       Net unrealized holding gain (loss)
                                         On investment securities
                                         available-for-sale, included in
                                         stockholders' equity                         222                 (197)
                                       ESOP contribution accrued for tax
                                         purposes                                     430                  430
                                       Other                                         (601)                (264)
                                ---------------------------------------------------------------------------------
                                           Net current liability                      269                  646
                                ---------------------------------------------------------------------------------
                                Net deferred tax liability (asset)                $  (557)            $  5,998
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 2001, 2000 and 1999 to income (loss) before income taxes due to the following:

                                                                       2001           2000            1999
                                ---------------------------------------------------------------------------------
                                                                                  (Tax effect in thousands)
                                Federal tax expense
                                  (benefit)at statutory rate         $(5,266)        $1,421           $(115)
                                State and local income taxes,
                                  net of Federal benefit                 105             51             (78)
                                Tax-free interest income and
                                  dividends received deduction          (147)          (338)           (662)
                                Change in estimates for tax
                                  contingency and other               (1,557)            11               -
                                ---------------------------------------------------------------------------------
                                Income tax expense (benefit)         $(6,865)        $1,145           $(855)
                                =================================================================================

                                In the fourth quarter of fiscal 2001, the Company reversed approximately $1.5 million of certain tax reserves recorded in prior years, due to changes in estimates for tax contingency items.


9.       COMMITMENTS AND        STOCK REPURCHASE
         CONTINGENCIES

                                The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                LEASE

                                The Company leases its New York City offices and showrooms until 2005, at average minimum annual rentals of $298,000 plus escalation and other costs.

                                Rental expense for operating leases in fiscal 2001, 2000 and 1999 aggregated $679,000,
                                $901,000 and $894,000, respectively.

                                Future minimum annual payments over the
                                remaining noncancellable term of the Company's New York City operating lease are as follows:

                                FISCAL YEAR ENDING (IN THOUSANDS)
                                ------------------------------------------------
                                2002                                         316
                                2003                                         369
                                2004                                         375
                                2005                                         253
                                ------------------------------------------------
                                                                          $1,313
                                ================================================

                                LITIGATION

                                During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action relates to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The complaint alleges that Salisbury failed to perform its obligations under the agreement, and asserts claims for an unspecified amount of damages for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation, as well as a claim against the Company on the guarantee. The Company removed this action to the United States District Court for the Northern District of California. Salisbury filed an answer and counterclaim on March 16, 2000 and an amended answer and counterclaim on August 28, 2000. Salisbury asserts claims against SFN for breach of contract, negligent and

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                intentional misrepresentation, breach of the implied, covenant of good faith and fair dealing, unfair business practices, and violations of the California Franchise Investment Act, the California Franchise Relations Act, and New York Franchises Law. Currently, the Company is engaged in the final stages of the discovery stage of this action. The Company intends to vigorously defend this action and prosecute the Company's affirmative claims. Trial of this matter is currently set for March 18, 2002.

                                A number of other claims and lawsuits seeking unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position, or results of operations.


10.      STATEMENT OF CASH      Cash outlays (net refunds) for corporate income
         FLOWS                  taxes and interest for fiscal 2001, 2000 and
                                1999 were as follows (in thousands):

                                                    Corporate
                                                   income taxes         Interest
                                ------------------------------------------------
                                2001                $   438              $   42
                                2000                    (53)                 86
                                1999                 (1,238)                101
                                ================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                NONCASH INVESTING AND FINANCING ACTIVITIES

                                In fiscal 2001, 2000 and 1999, net unrealized holding gains (losses) of $1,051,000, $190,000 and $(1,601,000), respectively, less related income taxes of $420,000, $76,000 and $(640,000), on investment securities available-for-sale, were recorded as increases (decreases) in stockholders' equity.


11.      INTEREST AND           Interest and dividend income for the past three
         DIVIDEND INCOME        fiscal years were as follows (in thousands):

                                                           Dividend
                                        Interest income     income       Total
                                ------------------------------------------------
                                2001        $4,123           $166       $4,289
                                2000        $3,877           $123       $4,000
                                1999         2,664            287        2,951
                                ------------------------------------------------


12.      ASSET IMPAIRMENT       In the second quarter of fiscal 2001, the
         AND RESTRUCTURING      Company implemented a restructuring plan to
         CHARGES                consolidate several manufacturing facilities. As
                                a result the Company's fiscal year ended
                                December 1, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities is an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

                                The fixed assets held for disposal are comprised of buildings, machinery and equipment from the knitting, dyeing and finishing activities of the business. Management believes that such assets will be sold within six to twelve months; however, the sale of used textile machinery is subject to worldwide economic conditions which can affect the sale of such machinery.

                                During the fiscal year ended December 1, 2001, the Company has expended approximately $1,300,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility as part of the consolidation of the Company's manufacturing facilities.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                On December 5, 2001, the Company announced the intent to pursue a sale of the business and to do so as part of a plan of liquidation. As a result, in accordance with FAS 121, the Company reviewed long-lived assets to be held and used for impairment and, in the fourth quarter of 2001, recorded an impairment charge of approximately $7,272,000 relating to fixed (see
                                Note 16).


13.      EARNINGS (LOSS)        Basic and diluted earnings (loss) per share for
         PER SHARE              the fiscal years ended December 1, 2001,
                                December 2, 2000 and November 27, 1999 are calculated as follows:

                                ---------------------------------------------------------------------------------

                                ---------------------------------------------------------------------------------
                                                                                        Weighed
                                                                      Net Income        Average     Per Share
                                                                        (Loss)          Shares        Amount
                                ---------------------------------------------------------------------------------
                                Fiscal year ended December 1,
                                 2001:
                                  Basic (loss) per share              $(8,623,000)      5,258,353     $(1.64)
                                                                                                      -------
                                  Effect of assumed exercise of                 -               -
                                    employee stock options
                                ---------------------------------------------------------------------------------
                                  Diluted loss per share              $(8,623,000)      5,258,353     $(1.64)
                                =================================================================================
                                Fiscal year ended December 2,
                                 2000:
                                  Basic earnings per share            $ 3,033,000       5,336,958     $  .57
                                                                                                      ------
                                  Effect of assumed exercise of                 -               -
                                    employee stock options
                                ---------------------------------------------------------------------------------
                                  Diluted earnings per share          $ 3,033,000       5,336,958     $  .57
                                =================================================================================
                                Fiscal year ended November 27,
                                 1999:
                                  Basic earnings per share            $   517,000       5,414,687     $  .10
                                                                                                      ------
                                  Effect of assumed exercise of                 -           4,443
                                    employee stock options
                                ---------------------------------------------------------------------------------
                                  Diluted earnings per share          $   517,000       5,419,130     $  .10
                                =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                Options to purchase 143,200, 162,700 and 182,000
                                shares of common stock were outstanding during fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, we also use our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which we sell to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. We also sell fabrics to vendors in the over the counter markets.

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

         For the 52 weeks ending December 1, 2001, charges for the asset impairment and restructuring charges apply mainly to the apparel segment with a small portion to the other segment.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

During all years presented, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales.

The following are our segment revenues and income (loss) by reportable segments for the fiscal years 2001, 2000, and 1999.


                                                         HOME FASHIONS,
2001                                  APPAREL            AND ACCESSORIES           OTHER             TOTAL
----                                  -------            ---------------           -----             -----
External sales                         $60,884            $10,382                   $ 8,770          $ 80,036
Intersegment sales                       9,781                 44                       326            10,151
Operating income/(loss)                (22,346)               674                    (1,088)          (22,760)
Depreciation expense                     3,919                 54                       477             4,450
Segment assets                          21,844              1,454                     2,867            26,165
Capital expenditures                       374                  -                       302               676


                                                         HOME FASHIONS,
2000                                   APPAREL           AND ACCESSORIES            OTHER            TOTAL
----                                   -------           ---------------            -----            -----
External sales                          $93,901           $14,269                   $10,015          $118,185
Intersegment sales                       12,324                51                       342            12,717
Operating income/(loss)                  (2,114)            1,117                       (39)           (1,036)
Depreciation expense                      5,171                55                       463             5,689
Segment assets                           44,671             1,579                     4,375            50,625
Capital expenditures                        922                 4                       318             1,244


                                                         HOME FASHIONS,
1999                                   APPAREL           AND ACCESSORIES             OTHER           TOTAL
----                                   -------           ---------------            ------           -----
External sales                         $102,883           $16,034                   $ 9,972          $128,889
Intersegment sales                       12,264                47                       945            13,256
Operating income/(loss)                  (6,196)            1,169                      (248)           (5,275)
Depreciation expense                      5,597                54                       406             6,057
Segment assets                           53,024             2,506                     4,396            59,926
Capital expenditures                      1,244                38                     1,254             2,536

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

REVENUES                                2001            2000            1999
                                        ----            ----            ----

Total external sales for segments     $ 80,036        $ 118,185       $ 128,889
Intersegment sales for segments         10,151           12,717          13,256
Elimination of intersegment sales      (10,151)         (12,717)        (13,256)
                                    --------------------------------------------
Total consolidated sales              $ 80,036        $ 118,185       $ 128,889
                                    ============================================

PROFIT OR LOSS

Total operating loss for segments     $(22,760)       $  (1,036)      $  (5,275)
Total other income                       7,272            5,214           4,937
                                    --------------------------------------------
Income (loss) before taxes on income  $(15,488)       $   4,178       $    (338)
                                    ============================================

ASSETS

Total segments assets                 $ 26,165        $  50,625       $  59,926
Assets not allocated to segments       105,363          100,787          92,252
                                    --------------------------------------------
Total consolidated assets             $131,528        $ 151,412       $ 152,178
                                    ============================================

OTHER SIGNIFICANT ITEMS

Depreciation expense                  $  4,450        $   5,689       $   6,057
Not allocated to segments                  159              175             147
                                    --------------------------------------------
Consolidated total                    $  4,609        $   5,864       $   6,204
                                    ============================================

Capital expenditures                  $    676        $   1,244       $   2,536
Not allocated to segments                   27              159              56
                                    --------------------------------------------
Consolidated total                    $    703        $   1,403       $   2,592
                                    ============================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

15.      QUARTERLY              Quarterly earnings were as follows (in
         FINANCIAL DATA         thousands, except for earnings per share):
         (UNAUDITED)

                         First          Second          Third               Fourth
                        quarter         quarter         quarter             quarter              Total
-------------------------------------------------------------------------------------------------------------
Fiscal 2001:
  Net sales              $20,005         $23,002         $19,901             $17,128             $ 80,036
  Gross profit (loss)       (152)            857             659                 154                1,518
  Net loss                (1,042)         (4,393)         (1,320)             (1,868)              (8,623)
  Loss per share:
    Basic                $ (0.20)        $ (0.83)        $ (0.25)            $  (.36)            $  (1.64)
    Diluted              $ (0.20)        $ (0.83)        $ (0.25)            $  (.36)            $  (1.64)
=============================================================================================================
Fiscal 2000:
  Net sales              $28,339         $29,541         $29,276             $31,029             $118,185
  Gross profit             2,451           3,275           3,241               2,462               11,429
  Net income                 304             832           1,059                 838                3,033
  Earnings per share:
    Basic                $  0.06         $  0.16         $  0.20             $   .16             $   0.57
    Diluted              $  0.06         $  0.16         $  0.20             $   .16             $   0.57
=============================================================================================================

Net loss includes $5,958,000, $967,000 and $7,605,000 for second, third and fourth quarter 2001 respectively, and $14,530,000 for the 52 weeks ending December 1, 2001 for asset impairment and restructuring charges.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

16.      SUBSEQUENT EVENT       Recently, the Company's Board of Directors has
                                determined that it is in the best interests of our stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that if the requisite stockholder approval is received, the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. The Board of Directors will present the Plan for the approval by stockholders at the Company's annual meeting, which is expected to occur in April 2002. If the Plan is not approved by the Company's stockholders, the Company will continue to operate in the ordinary course while the Company's Board of Directors explores alternatives then available for the future of the Company.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES
                                    FORM 10-K

             FISCAL YEARS ENDED DECEMBER 1, 2001, DECEMBER 2, 2000,
                              AND NOVEMBER 27, 1999

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES




                                      INDEX
                                      -----


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
                                 Balance at    Charged to                Charged to
                                 beginning     costs and                    other                  Balance at
Description                       of year      expenses                   accounts   Deductions    end of year

-----------------------------------------------------------------------------------------------------------------------------
Fiscal year ended
   December 1, 2001:
         Allowance for doubtful     $   300         $400(i)               $   -       $(100)(ii)        $  600
              Accounts
Fiscal year ended
   December 2, 2000:
         Allowance for doubtful     $1,500          $850(i)               $   -       $(2,050)(ii)      $  300
              Accounts
Fiscal year ended
   November 30, 1999:
         Allowance for doubtful     $1,000          $750(i)               $   -       $(250)(ii)        $1,500
              Accounts

=============================================================================================================================

(i)      Current year's provision.
(ii)     Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Fab has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                   FAB INDUSTRIES, INC.

                                   By:  /s/ Samson Bitensky
                                        ---------------------------------------
                                        Samson Bitensky
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        Date:    March  1, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                       DATE                  Capacity in Which Signed
---------                       ----
/s/ Samson Bitensky             March 1, 2002         Chairman of the Board, Chief Executive Officer, and
------------------------                              and Director (Principal Executive Officer)
Samson Bitensky


/s/ David A. Miller             March 1, 2002         Vice President - Finance, Treasurer, and Chief
------------------------                              Financial Officer (Principal Financial and
David A. Miller                                       Accounting Officer)


/s/ Martin B. Bernstein         March 1, 2002         Director
------------------------
Martin B. Bernstein


/s/ Lawrence H. Bober           March 1, 2002         Director
------------------------
Lawrence H. Bober


/s/ Frank S. Greenberg          March 1, 2002         Director
------------------------
Frank S. Greenberg


/s/ Susan B. Lerner             March 1, 2002         Director
------------------------
Susan B. Lerner


/s/ Richard Marlin              March 1, 2002         Director
------------------------
Richard Marlin

/s/ Steven E. Myers             March 1, 2002         Director, President and Chief Operating
------------------------                              Officer
Steven E. Myers