Form 10-K/A
period 2001-12-31
FAB INDUSTRIES INC
filed 2002-03-27
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         The aggregate market value at March 20, 2002 of shares of the registrant's common stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $65,500,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 20, 2002, there were outstanding 5,206,980 shares of common stock, $.20 par value.

         Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Fab Industries, Inc. (the "Company") amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         DIRECTORS

         The Board of Directors of the Company is divided into three classes. The directors of each class are elected by the holders of common stock, par value $0.20 per share ("Common Stock"), at the annual meeting of stockholders in the year in which the term of such class expires and will serve thereafter for three years. The following table sets forth certain information with respect to each director.

                                                      PRINCIPAL OCCUPATION AND     DIRECTOR
NAME                         AGE                      COMPANY OFFICE(1)            SINCE
----                         ---                      -----------------            -----
Class II - Term will expire at the 2002 Annual Meeting of Stockholders:

Lawrence H. Bober            77                       Retired, Vice Chairman of    1979
                                                      the Board, First New York
                                                      Bank for Business and
                                                      First New York Business
                                                      Bank Corp.(2)

Martin B. Bernstein          68                       Chief Executive Officer of   1998
                                                      Ponderosa Fibres of
                                                      America, Inc.(3)

Steven Myers                 53                       President, Chief Operating   2001
                                                      Officer and Secretary of
                                                      the Company.(4)


Class III - Term expires at the 2003 Annual Meeting of Stockholders:

Samson Bitensky              82                       Chairman of the Board of     1966
                                                      Directors and Chief
                                                      Executive Officer of the
                                                      Company.(5)

Frank S. Greenberg           71                       Retired, Chairman of the     1998
                                                      Board of Directors and
                                                      Chief Executive Officer,
                                                      Burlington Industries,
                                                      Inc.(6)

                                                      PRINCIPAL OCCUPATION AND     DIRECTOR
NAME                         AGE                      COMPANY OFFICE(1)            SINCE
----                         ---                      -----------------            -----
Class I - Term expires at the 2004 Annual Meeting of Stockholders:

Susan B. Lerner              46                       Corporate Counsel of the     1997
                                                      Company.(7)

Richard Marlin               68                       Attorney, member of the      1995
                                                      law firm of Kramer Levin
                                                      Naftalis & Frankel LLP.(8)

------------------------
(1) Unless otherwise indicated, the directors' principal occupations have been their respective principal occupation for at least five years.

(2) Mr. Lawrence H. Bober is a retired Vice Chairman of the Board of First New York Business Bank Corp. ("FNYBBC") and of First New York Bank for Business (formerly, The First Women's Bank), a commercial bank and wholly-owned subsidiary of FNYBBC, where he served from January 1988 until January 1991. Prior to 1988 and for more than five years, Mr. Bober was a Senior Vice President of Manufacturers Hanover Trust Company, a commercial bank.

(3) Mr. Martin B. Bernstein is Chief Executive Officer of Ponderosa Fibres of America, Inc. ("PFAI"). PFAI is a member of a limited liability company or a stockholder of a corporation that are partners of two partnerships which have been reorganized under Chapter XI in fiscal 1999. PFAI filed a Chapter XI proceeding in May of 2001. Thereafter, its assets were sold and it has ceased operations. Proceedings are still pending. Mr. Bernstein is a member of the Board of Directors of Empire Insurance Company and Allcity Insurance Company.

(4) Mr. Steven Myers served as Co-President and Chief Operating Officer of the Company from May 1997 through July 2001. In August 2001, Mr. Myers became President of the Company upon the retirement of Stanley August and also maintained the position of Chief Operating Officer. In March 2002, Mr. Myers became Secretary of the Company. Mr. Myers served as Vice President of the Company from May 1988 to May 1997. He served as Vice President of Sales of the Company for more than five years prior to May 1988. Mr. Myers is the son-in-law of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(5) Mr. Samson Bitensky was one of the Company's founders in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since such time. Mr. Bitensky also served as President of the Company from 1970 until May 1, 1997.

(6) Mr. Frank S. Greenberg is a retired Chairman of the Board and Chief Executive Officer of Burlington Industries, Inc., where he served from October 1986 until February 1998.

(7) Ms. Susan B. Lerner has served as Corporate Counsel of the Company since 1995, as Assistant Secretary of the Company from May 1997 until May 2001 and as Secretary of the Company from May 2001 until March 2002. From 1993 to 1995, she was president of the Company's Raval Lace Division. Ms. Lerner is the daughter of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(8) Since 1979, Mr. Richard Marlin has been a member of the law firm of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin"). The Company retained Kramer Levin to render legal services from 1995 to 2001.

         EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company as of the date hereof.

         NAME                AGE                                POSITIONS AND OFFICES
         ----                ---                      --------------------------------------
Samson Bitensky              82                       Chairman of the Board of Directors and
                                                      Chief Executive Officer.

Steven Myers                 53                       President and Chief Operating Officer.

David A. Miller              64                       Vice President-Finance, Treasurer and Chief
                                                      Financial Officer.(1)

Jerry Deese                  50                       Vice President-Controller of Plant
                                                      Operations.(2)

Sam Hiatt                    54                       Vice President-Sales.(3)

Mark J. Goldberg             53                       Vice President.(4)

Bruce Chroback               40                       Assistant Treasurer and Controller.(5)

         Each of the Company's executive officers serves at the pleasure of the Board of Directors and until his or her successor is duly elected and qualified.

------------------------
(1) Mr. David A. Miller has been employed by the Company since 1966 and has served as Controller from 1973 until December 7, 1995, as Vice President - Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

(2) Mr. Jerry Deese has been employed by the Company in various senior administrative and managerial capacities since 1978. Mr. Deese served as Divisional Controller from 1994 until 1998 and has served as Vice President-Controller of Plant Operations since May 12, 1998.

(3) Mr. Sam Hiatt has been employed by the Company since 1978 and previously had various management responsibilities in the warp knit area. He has served as Vice President-Sales since May 12, 1998.

(4) Mr. Mark J. Goldberg has been employed by the Company in various financing and operational capacities since 1983. He was the Director of Corporate Planning from 1999 until 2001 and he has served as Vice President since May 3, 2001.

(5) Mr. Bruce Chroback, a C.P.A., has been employed by the Company since 1996 and has held various senior financial positions with the Company. He has served as Assistant Treasurer and Controller since May 3, 2001.


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

         The Company believes that all of its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them in the fiscal year 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         The Summary Compensation Table shown below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the 2001, 2000 and 1999 fiscal years of those persons (the "named executive officers") who were (i) the Chief Executive Officer during fiscal 2001 and (ii) the other four most highly-compensated executive officers of the Company at the fiscal year ended December 1, 2001.

         SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                               -------------------

           NAME AND                                                          ALL OTHER COMPENSATION
      PRINCIPAL POSITION        YEAR       SALARY($)(1)      BONUS ($)              ($)(2)
      ------------------        ----       ------------      ------------    ----------------------
Samson Bitensky                 2001       320,832           --                 6,145
Chairman of the Board of        2000       350,000           --                 6,425
Directors and Chief Executive   1999       350,000           --                 4,483
Officer

Stanley August                  2001       152,000           --                 2,412
Retired Co-President and        2000       230,000           --                 7,049
Chief Operating Officer         1999       230,000           --                 4,483

Steven Myers                    2001       222,500           --                 7,435
President and Chief Operating   2000       230,000           --                 6,919
Officer                         1999       227,500           --                 4,483

Sam Hiatt                       2001       204,167           --                 7,409
Vice President-Sales            2000       210,000           --                 6,841
                                1999       206,667           --                 4,483

Jerry Deese                     2001       134,167           20,000             5,714
Vice President,                 2000       124,500           25,000             5,063
Controller of Plant Operations  1999       118,250           20,000             3,259

------------------------
(1) Includes compensation deferred pursuant to the Company's qualified 401K Money Option Savings Plan.

(2) Represents the amount of the Company's contribution under its Executive Retirement Plan for Messrs. Bitensky, Myers and Hiatt and the Fab Industries, Inc. Profit Sharing Plan for Mr. Deese and the amount contributed by the Company to its Employee Stock Ownership Plan for shares allocated during each year to the account of the applicable officer.

         OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not make any individual grants of stock options or stock appreciation rights during fiscal 2001 to the named executive officers.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The table below sets forth certain information at December 1, 2001 with respect to unexercised options to purchase shares of Common Stock held by the named executive officers of the Company.

                        SHARES                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN THE
                     ACQUIRED ON     VALUE REALIZED   UNDERLYING UNEXERCISED OPTIONS     MONEY OPTIONS AT FISCAL
       NAME          EXERCISE (#)         ($)             AT FISCAL YEAR-END (#)             YEAR-END ($) (1)
       ----          ------------    --------------   ------------------------------   ---------------------------
                                                       Exercisable    Unexercisable    Exercisable   Unexercisable
Stanley August            --               --              --               --              --             --
Steven Myers              --               --             4,000           16,000          7,350          29,400
Sam Hiatt                 --               --             1,600            2,400             --              --
Jerry Deese               --               --             4,400            7,600            735           2,940

------------------------
(1) Based on the closing sale price on the AMEX of the Company's Common Stock on November 29, 2001 of $12.90 per share.

         COMPENSATION OF DIRECTORS

         During fiscal 2001, the Company paid fees to the following directors who were not employees of the Company: $15,000 to Mr. Bober; and $10,000 each to Messrs. Bernstein, Greenberg and Marlin. No additional fee was paid for service on committees of the Board of Directors. Additionally, during fiscal 2001, non-employee directors were granted options to purchase Common Stock under the Company's 1997 Stock Incentive Plan. These options will expire ten years after the date of grant. The table below summarizes the options granted to non-employee directors to date.

         DIRECTOR           DATE OF GRANT       NUMBER OF SHARES      EXERCISE PRICE
         --------           -------------       ----------------      --------------
Martin B. Bernstein           10/27/99                2,000                $ 13.00
                              05/03/01                2,000                $ 12.75

Lawrence H. Bober             10/27/99                2,000                $ 13.00
                              05/03/01                2,000                $ 12.75

Frank S. Greenberg            10/27/99                2,000                $ 13.00
                              05/03/01                2,000                $ 12.75

Richard Marlin                10/27/99                2,000                $ 13.00
                              05/03/01                2,000                $ 12.75

         EMPLOYMENT AGREEMENT

         The Company has only one employment agreement with a named executive officer. Mr. Bitensky entered into an employment agreement with the Company effective April 1, 1993, pursuant to which he is to perform the duties of its Chief Executive Officer. The agreement provided it would expire on March 31, 1998, subject to automatic successive one year renewals unless either party terminates on notice given not less than six months prior to the then expiration date. The current expiration date is March 2003. The agreement provides for an annual base salary of $350,000, or such greater amount as the Board of Directors may from time to time determine, and incentive compensation if the Company's annual pre-tax income exceeds $10,000,000 equal to 3% of the Company's annual pre-tax income up to $11,000,000 and 4% of such pre-tax income in excess of $11,000,000.

In the event of disability as defined in the employment agreement, compensation at the above rate is payable for the first year, and at one-half such rate for the second year of such disability. Upon termination of full-time employment other than by the Company for cause, Mr. Bitensky will be retained to provide advisory and consulting services for a period of five years for a fee of $250,000 per annum. In the event of the death of Mr. Bitensky while employed or providing consulting services, an amount equal to the average one year total annual compensation paid to Mr. Bitensky, based upon the three most recent full-time employment years, is payable to his beneficiaries over a five-year period.

         In the event of Mr. Bitensky's death while employed or within two years after termination of employment, the agreement provides an option to Mr. Bitensky's estate, exercisable during the period of six months after the appointment of Mr. Bitensky's personal representative, to sell to the Company such number of shares of Common Stock as may be purchased with an amount equal to (i) the lesser of (A) $7,000,000 or (B) 10% of the Company's net worth at the end of the fiscal year immediately prior to Mr. Bitensky's death, plus (ii) such amount as may be purchased with the proceeds of life insurance which the Company may purchase from time to time on Mr. Bitensky's life. Currently, the Company maintains several life insurance policies on Mr. Bitensky's life providing for the payment of an aggregate of $3,000,000 for such purpose. The purchase price of shares purchased pursuant to the option is the market price per share increased by an amount, if any, equal to one-half of the difference between the average market price per share and the book value per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information as of March 20, 2002 (except as noted below) as to the shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock.

         NAME AND ADDRESS               NUMBER OF SHARES BENEFICIALLY
        OF BENEFICIAL OWNER                       OWNED(1)                  PERCENT OF CLASS
        -------------------                       --------                  ----------------
Samson Bitensky(2)                               1,488,242(3)                   28.58%
c/o Fab Industries, Inc.
200 Madison Avenue
New York, New York  10016

Private Capital Management, L.P.,                1,011,004(4)                   19.42%
Bruce S. Sherman and
Gregg J. Powers(4)
8889 Pelican Bay Blvd.
Naples, Florida  34108

Royce & Associates, Inc.,                          525,032(5)                   10.08%
Royce Management Company and
Charles M. Royce(5)
1414 Avenue of the Americas
New York, New York  10019

         NAME AND ADDRESS               NUMBER OF SHARES BENEFICIALLY
        OF BENEFICIAL OWNER                       OWNED(1)                  PERCENT OF CLASS
        -------------------                       --------                  ----------------
Dimensional Fund Advisors Inc.(6)                  349,081(6)                   6.70%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

Grace & White, Inc.(7)                             284,300(7)                   5.46%
515 Madison Ave
New York, New York  10016

------------------------
(1) Except as otherwise indicated below, each of the persons listed in the table owns the shares of Common Stock opposite his or its name and has sole voting and dispositive power with respect to such shares of Common Stock.

(2) Under the rules and regulations of the SEC, Mr. Bitensky may be deemed a "control person" of the Company.

(3) Includes 74,000 shares of Common Stock owned by the Halina and Samson Bitensky Foundation, Inc., 89,996 shares of Common Stock owned by Mr. Bitensky's spouse and 921 shares allocated to Mr. Bitensky pursuant to the Fab Industries, Inc. Employee Stock Ownership Plan (the "ESOP"). Mr. Bitensky disclaims beneficial ownership of the shares owned by his spouse and by the Halina and Samson Bitensky Foundation, Inc. and does not have dispositive power with respect to the ESOP shares.

(4) Bruce S. Sherman is Chief Executive Officer of Private Capital Management, L.P., a Florida limited partnership ("PCM"), and exercises shared voting and dispositive power with respect to 1,011,004 shares of Common Stock held by PCM on behalf of its clients. Gregg J. Powers is President of PCM and exercises shared voting and dispositive power with respect to 1,013,004 shares of Common Stock held by PCM on behalf of its clients. Messrs. Sherman and Powers disclaim beneficial ownership for the shares held by PCM's clients and disclaim the existence of a group. This information is derived from PCM's Schedule 13G, as amended, filed with the Commission on February 15, 2002.

(5) Royce & Associates, Inc., a New York corporation ("Royce"), beneficially owns and has sole voting power and sole dispositive power with respect to 525,032 shares of Common Stock. This information is derived from Royce's
     Schedule 13G, as amended, filed with the Commission on February 8, 2002.

(6) Dimensional Fund Advisors Inc., a Delaware corporation ("Dimensional") and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Advisers Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the shares of Common Stock that are owned by these investment companies and investment vehicles. Dimensional disclaims beneficial ownership of all such shares. This information is derived from Dimensional's Schedule 13G, as amended, filed with the Commission on January 30, 2002.

(7) Grace & White, Inc., a New York corporation ("Grace") and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, beneficially owns and has sole dispositive power with respect to 284,300 shares of Common Stock shown in the table above. Grace has sole voting power with respect to 62,000 shares of Common Stock shown in the table above. This information is derived from Grace's Schedule 13G, as amended, filed with the Commission on January 21, 2002.

         SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following table sets forth certain information as of March 20, 2002 as to the shares of Common Stock beneficially owned by the Company's directors, the named executive officers and the directors and executive officers of the Company as a group.

                                           SHARES OF COMMON STOCK
                                       BENEFICIALLY OWNED ON THE RECORD     PERCENT OF OUTSTANDING COMMON
     NAME OF BENEFICIAL OWNER                       DATE (1)                             STOCK
     ------------------------          --------------------------------     -----------------------------
Samson Bitensky                                     1,488,242(2)                           28.58%
Martin B. Bernstein                                     3,000(3)                             *
Lawrence H. Bober                                       2,332(3)                             *
Frank S. Greenberg                                      2,500(3)                             *
Susan B. Lerner                                        64,514(3)                           1.24%

                                           SHARES OF COMMON STOCK
                                       BENEFICIALLY OWNED ON THE RECORD     PERCENT OF OUTSTANDING COMMON
     NAME OF BENEFICIAL OWNER                       DATE (1)                             STOCK
     ------------------------          --------------------------------     -----------------------------
Richard Marlin                                          2,500(3)                             *
Steven Myers                                           80,888(4)                           1.55%
Stanley August                                           32,620                              *
Sam Hiatt                                               3,155(5)                             *
Jerry Deese                                             5,488(6)                             *
All directors and executive officers
as a group (13 persons)                             1,696,292(7)                           32.40%

------------------------
*    Less than 1%

(1) Except as otherwise indicated below, and except for 921 shares allocated to Mr. Bitensky, 1,555 shares allocated to Mr. Hiatt, 888 shares allocated to Mr. Deese, 1,654 shares allocated to Mr. Myers and 810 shares allocated to Ms. Lerner pursuant to the Company's Employee Stock Ownership Plan, each of the persons listed in the table owns the shares of Common Stock opposite his or her name and has sole voting and dispositive power with respect to the shares of Common Stock indicated as being beneficially owned by him or her.

(2) See note 3 to the table set forth above under the heading "Security Ownership of Certain Beneficial Owners" with respect to beneficial ownership of these shares.

(3) Includes 2,000 shares of Common Stock deemed to be beneficially owned by reason of the right to acquire such shares within 60 days of March 20, 2002.

(4) Includes (a) 4,000 shares of Common Stock deemed to be beneficially owned by reason of the right to acquire such shares within 60 days of March 20, 2002 and (b) 48,370 shares of Common Stock owned by Beth B. Myers; 3,332 shares owned by Jessica C. Myers in a custodial account under control of Beth B. Myers; and 2,000 shares owned by Allison R. Myers in a custodial account under the control of Beth B. Myers. Beth B. Myers is the daughter of Mr. Bitensky, Chief Executive Officer of the Company, and the spouse of Steven Myers, President and Chief Operating Officer of the Company. Jessica
     C. Myers and Allison R. Myers are the minor daughters of Mr. and Mrs. Myers. Mr. Myers disclaims beneficial ownership of the shares owned by his spouse and minor daughters.

(5) Includes 1,600 shares of Common Stock deemed to be beneficially owned by reason of the right to acquire such shares within 60 days of March 20, 2002.

(6) Includes 4,400 shares of Common Stock deemed to be beneficially owned by reason of the right to acquire such shares within 60 days of March 20, 2002.

(7) Includes 28,800 shares of Common Stock deemed to be beneficially owned by directors and executive officers of the Company by reason of their right to acquire such shares within 60 days of March 20, 2002. See also notes 1 through 6 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                   FAB INDUSTRIES, INC.

                                   By:  /s/ Samson Bitensky
                                        ----------------------------------------
                                        Samson Bitensky,
                                        Chairman of the Board and
                                        Chief Executive Officer

                                   Date: March 27, 2002


         We, the undersigned officers and directors of Fab Industries, Inc., hereby severally constitute Samson Bitensky and Steven E. Myers and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Fab Industries, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                      DATE                      CAPACITY IN WHICH SIGNED
         ---------                      ----                      ------------------------
/s/ Samson Bitensky                  March 27, 2002          Chairman of the Board, Chief Executive Officer, and
-----------------------------
Samson Bitensky                                              Director (Principal Executive Officer)


/s/ David A. Miller                  March 27, 2002          Vice President - Finance, Treasurer and Chief Financial
-----------------------------
David A. Miller                                              Officer (Principal Financial and Accounting Officer)


/s/ Martin B. Bernstein              March 27, 2002          Director
-----------------------------
Martin B. Bernstein

         SIGNATURE                      DATE                      CAPACITY IN WHICH SIGNED
         ---------                      ----                      ------------------------
/s/ Lawrence H. Bober                March 27, 2002          Director
-----------------------------
Lawrence H. Bober


/s/ Frank S. Greenberg               March 27, 2002          Director
-----------------------------
Frank S. Greenberg


/s/ Susan B. Lerner                  March 27, 2002          Director
-----------------------------
Susan B. Lerner


/s/ Richard Marlin                   March 27, 2002          Director
-----------------------------
Richard Marlin

/s/ Steven E. Myers                  March 27, 2002          Director, President and Chief Operating
-----------------------------                                Officer
Steven E. Myers