Form 10-Q
period 2002-03-02
FAB INDUSTRIES INC
filed 2002-04-16
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 2, 2002
                              -------------------------------------------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission file number                              1-5901
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X       No
                                           -----------      -----------

         CLASS                          SHARES OUTSTANDING AT APRIL 15, 2002
---------------------------------       ---------------------------------------
Common stock, $.20 par value                            5,205,676

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         13 Weeks ended March 2, 2002 and March 3, 2001 (unaudited)            2

         Condensed Consolidated Balance Sheets
         March 2, 2002 (unaudited) and December 1, 2001                        3

         Condensed Consolidated Statements of Stockholders' Equity
         13 Weeks ended March 2, 2002 (unaudited)                              5

         Condensed Consolidated Statements of Cash Flows
         13 Weeks ended March 2, 2002 and March 3, 2001 (unaudited)            6

         Notes to Condensed Consolidated Financial Statements (unaudited)      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  18

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    20

                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE 13 WKS ENDED
                                                --------------------------------
                                                MARCH 2, 2002      MARCH 3, 2001
                                                --------------------------------
                                                (unaudited)        (unaudited)

Net sales                                       $14,250,000        $20,005,000
Cost of goods sold                               13,064,000         20,157,000
                                                -----------        -----------
Gross profit (loss)                               1,186,000           (152,000)

Operating expenses:
Selling, general and administrative expenses      2,372,000          2,886,000
Other expense (Note 11)                             750,000                 --
                                                -----------        -----------
Total operating expenses                          3,122,000          2,886,000
                                                -----------        -----------
Operating loss                                   (1,936,000)        (3,038,000)
                                                -----------        -----------

Other income (expense):
  Interest and dividend income                      897,000          1,078,000
  Net gain on investment securities                  95,000            523,000
  Interest expense                                  (10,000)           (10,000)
                                                -----------        -----------
Total other income                                  982,000          1,591,000
                                                -----------        -----------
Loss before taxes                                  (954,000)        (1,447,000)

Income tax benefit                                 (277,000)          (405,000)
                                                -----------        -----------
Net loss                                        $  (677,000)       $(1,042,000)
                                                ===========        ===========

Loss per share: (Note 5)

      Basic                                     $(0.13)            $(0.20)

      Diluted                                   $(0.13)            $(0.20)

Cash dividends declared per share                   --             $0.100

See notes to condensed consolidated financial statements.

                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------


                                                                    AS OF
                                                      ---------------------------------
                                                      MARCH 2, 2002    DECEMBER 1, 2001
                                                      ---------------------------------
                                                      (unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                     $  8,094,000     $  6,742,000
 Investment securities available-for-sale (Note 3)        82,900,000       82,021,000
 Accounts receivable-net of allowance of
   $700,000 and $600,000 for doubtful accounts             8,812,000       10,668,000
 Inventories (Note 4)                                     10,359,000       12,335,000
 Other current assets                                      1,277,000        1,617,000
                                                        ------------     ------------
   Total current assets                                  111,442,000      113,383,000
                                                        ------------     ------------

Property, plant and equipment - at cost                   91,041,000       91,095,000
Less: Accumulated depreciation                            77,496,000       77,030,000
                                                        ------------     ------------
                                                          13,545,000       14,065,000

Other assets                                               4,059,000        4,080,000
                                                        ------------     ------------
                                                        $129,046,000     $131,528,000
                                                        ============     ============


See notes to condensed consolidated financial statements.

                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                            -------------------------

                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------


                                                                    AS OF
                                                      ---------------------------------
                                                      MARCH 2, 2002    DECEMBER 1, 2001
                                                      ---------------------------------
                                                      (unaudited)
Current liabilities:

 Accounts payable                                       $  2,777,000     $  3,661,000
 Corporate income and other taxes                          1,230,000        1,787,000
 Accrued payroll and related expenses                        911,000        1,318,000
 Dividends payable                                                --          521,000
 Other current liabilities                                 1,508,000          816,000
 Deferred income taxes                                       215,000          269,000
                                                        ------------     ------------
   Total current liabilities                               6,641,000        8,372,000
                                                        ------------     ------------
Obligations under capital leases - net of
   current maturities                                        298,000          311,000

Other noncurrent liabilities                               2,346,000        2,342,000

                                                        ------------     ------------
    Total liabilities                                      9,285,000       11,025,000
                                                        ------------     ------------

Stockholders' equity                                     119,761,000      120,503,000
                                                        ------------     ------------
                                                        $129,046,000     $131,528,000
                                                        ============     ============


See notes to condensed consolidated financial statements.

                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE 13 WEEKS ENDED MARCH 2, 2002 (unaudited)


                                          COMMON STOCK *
                                          ============                                                             ACCUMULATED
                                                                     ADDITIONAL                     LOAN TO           OTHER
                                            NUMBER OF                  PAID-IN    RETAINED       EMPLOYEE STOCK   COMPREHENSIVE
                                  TOTAL       SHARES      AMOUNT       CAPITAL    EARNINGS       OWNERSHIP PLAN   INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 1, 2001              $120,503,000   6,591,944   $1,319,000  $6,967,000   $151,224,000    ($3,957,000)      $334,000

Net loss                          (677,000)                                           (677,000)

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes                 (34,000)                                                                          (34,000)


Total comprehensive
  loss                            (711,000)

Exercise of Stock Options          120,000       9,240        1,000     119,000

Purchase of
  treasury stock                  (151,000)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
March 2, 2002                 $119,761,000   6,601,184   $1,320,000  $7,086,000   $150,547,000    ($3,957,000)      $300,000
(Unaudited)

                                                 TREASURY STOCK
                                                 ==============
                                        NUMBER OF
                                          SHARES                    COST
--------------------------------------------------------------------------------

Balance at
December 1, 2001                        (1,383,574)             ($35,384,000)

Net loss

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes


Total comprehensive
  loss

Exercise of Stock Options

Purchase of
  treasury stock                            (8,894)                 (151,000)

--------------------------------------------------------------------------------
Balance at
March 2, 2002                           (1,392,468)             ($35,535,000)
(Unaudited)
================================================================================

* Common stock $0.20 par value - 15,000,000 shares authorized. Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


See notes to condensed consolidated financial statements.

                                       (5)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            FOR THE 13 WKS ENDED
                                                      --------------------------------
                                                      MARCH 2, 2002      MARCH 3, 2001
                                                      --------------------------------
                                                      (unaudited)        (unaudited)

OPERATING ACTIVITIES:
Net loss                                                   ($677,000)     ($1,042,000)
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
     Provision for doubtful accounts                         100,000          100,000
     Depreciation and amortization                           512,000        1,389,000
     Deferred income taxes                                   (31,000)        (191,000)
     Net gain on investment securities                       (95,000)        (523,000)
     Gain on disposition of fixed assets                     (43,000)              --
     Decrease (increase) in:
     Accounts receivable                                   1,756,000        2,628,000
     Inventories                                           1,976,000         (386,000)
     Other current assets                                    340,000           24,000
     Other assets                                             21,000          168,000
     (Decrease) increase in:
     Accounts payable                                       (884,000)       1,226,000
     Accruals and other liabilities                         (277,000)      (2,873,000)
                                                        ------------     ------------
     Net cash provided by
     operating activities                                  2,698,000          520,000
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                (73,000)        (173,000)
   Proceeds from dispositions of property                    120,000           16,000
    Acquisition of investment securities                    (841,000)     (12,815,000)
                                                        ------------     ------------
   Net cash used in
   investing activities                                     (794,000)     (12,972,000)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                               (151,000)          (2,000)
   Dividends                                                (521,000)        (528,000)
   Exercise of Stock Options                                 120,000               --
                                                        ------------     ------------
   Net cash used in financing activities                    (552,000)        (530,000)
                                                        ------------     ------------
   Increase (decrease) in cash and cash equivalents        1,352,000      (12,982,000)

   Cash and cash equivalents, beginning of period          6,742,000       14,695,000
                                                        ------------     ------------
   Cash and cash equivalents, end of period             $  8,094,000     $  1,713,000
                                                        ============     ============


See notes to condensed consolidated financial statements.

                                       (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 2, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 2002. The balance sheet at December 1, 2001 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 1, 2001.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Plan provides that if the requisite stockholder approval is received, the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. The Board of Directors will present the Plan for the approval by stockholders at the Company's annual meeting, which is expected to occur in May 2002. If the Plan is not approved by the Company's stockholders, the Company will continue to operate in the ordinary course while the Company's Board of Directors explores alternatives then available for the future of the Company.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's policy is to recognize all derivatives instruments as either assets or liabilities on the balance sheet and to measure those instruments at market value.

SFAS No. 133 also requires the disclosure of certain other information including a description of the instruments, objectives, strategies and risk management policies for holding all derivatives (Notes 3 and 9).

                                       (7)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.       CASH AND CASH EQUIVALENTS CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                     MARCH 2, 2002      DECEMBER 1, 2001
                                     -------------      ----------------

Cash                                    $  275                $  155

Taxable and tax-free
short-term debt instruments              7,819                 6,587
                                        ------                ------
                                        $8,094                $6,742
                                        ======                ======

3.       INVESTMENT SECURITIES:

At March 2, 2002 and December 1, 2001, investment securities available-for-sale consisted of the following (in thousands):

                                                GROSS           GROSS
                                                UNREALIZED      UNREALIZED
                                                HOLDING         HOLDING         FAIR
MARCH 2, 2002 (UNAUDITED)       COST            GAIN            LOSS            VALUE
-------------------------       ----            ----            ----            -----
Equities                        $ 7,752         $   229            ($156)       $ 7,825

U.S. Treasury obligations        39,366             329              (22)        39,673

Corporate bonds                  25,537             464             (345)        25,656

Money market                      9,746              --               --          9,746
                                -------         -------          -------        -------
                                $82,401         $ 1,022            ($523)       $82,900
                                =======         =======          =======        =======

                                                GROSS           GROSS
                                                UNREALIZED      UNREALIZED
                                                HOLDING         HOLDING         FAIR
DECEMBER 1, 2001                COST            GAIN            LOSS            VALUE
----------------                ----            ----            ----            -----
Equities                        $   798         $    --             ($15)       $   783

U.S. Treasury obligations        47,240             316              (16)        47,540

Corporate bonds                  32,288             721             (450)        32,559

Money Market                      1,139              --               --          1,139
                                -------         -------          -------        -------
                                $81,465         $ 1,037            ($481)       $82,021
                                =======         =======          =======        =======

                                       (8)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company's equity investment securities at March 2, 2002 are short-term S&P 100 index put options with a fair value of $66,360 and short-term S&P 100 index call options sold, not yet purchased with a fair value of $126,420.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the first quarter of 2002 that custodian had approximately $16 million of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. As at March 2, 2002, that custodian had approximately $16 million of the Company's cash under investment of which approximately $7 million was invested in equity securities. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

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


                                    MARCH 2, 2002              DECEMBER 1, 2001
                                    -------------              ----------------

Raw materials                        $  1,834,000                $  3,036,000
Work in process                         4,029,000                   4,083,000
Finished goods                          4,496,000                   5,216,000
                                     ------------                ------------
         Total                       $ 10,359,000                $ 12,335,000
                                     ============                ============

Approximate percentage of
   inventories valued
   under LIFO valuation                   55%                         56%
                                     ============                ============

Excess of FIFO valuation
   over LIFO valuation               $  1,710,000                $  1,710,000
                                     ============                ============

5.       LOSS PER SHARE:

Basic and diluted loss per share for the 13 weeks ended March 2, 2002 and March 3, 2001 are calculated as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                                        COMMON
                                             NET        SHARES         PER-SHARE
                                            LOSS      OUTSTANDING         AMOUNT
                                            ----      -----------         ------

For the 13 weeks ended March 2, 2002:

Basic and diluted loss per share            ($677,000)  5,209,355       ($0.13)
                                          -----------   ---------       ------

For the 13 weeks ended March 3, 2001:

Basic and diluted loss per share          ($1,042,000)  5,281,372       ($0.20)
                                          -----------   ---------       ------

                                      (10)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       COMPREHENSIVE LOSS:

Accumulated other comprehensive loss is comprised of unrealized holding loss related to available-for-sale securities. Comprehensive loss was $711,000 and $579,000 for the 13 weeks ended March 2, 2002 and March 3, 2001, respectively.

7.       CONTINGENCIES:

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

8.       NEW ACCOUNTING STANDARDS

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

                                      (11)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED

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

10.      SEGMENT INFORMATION:

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

The Company neither allocates to the segments nor bases segment decisions on the following:

         -        Interest and dividend income
         -        Interest and other expense
         -        Net gain on investment securities
         -        Income tax benefit

                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Many of the Company's assets are used by multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

The segment assets as of March 2, 2002 includes asset impairment and restructuring charges recorded in the second and fourth quarters of fiscal 2001 and apply mainly to the apparel segment with a small portion to the other segment. The 13 weeks ended March 2, 2002 include a litigation settlement in the amount of $750,000 which is included in the Home Fashions and Accessories Segment (see Note 11).

                                                (in thousands)


                                                HOME
FIRST QUARTER ENDED                         FASHIONS AND
03/02/02                        APPAREL      ACCESSORIES     OTHER      TOTAL
--------                        -------      -----------     -----      -----

External sales                  $11,534        $ 1,219       $ 1,497   $14,250
Intersegment sales                  629             12            41       682
Operating income/(loss)            (999)          (970)           33    (1,936)
Segment assets                   19,608          1,259         2,825    23,692


                                                HOME
FIRST QUARTER ENDED                         FASHIONS AND
03/03/01                        APPAREL      ACCESSORIES     OTHER      TOTAL
--------                        -------      -----------     -----      -----
External sales                  $14,001        $ 3,193       $ 2,811   $20,005
Intersegment sales                3,574             20            76     3,670
Operating income/(loss)          (3,209)           306          (135)   (3,038)
Segment assets                   43,771          2,047         4,017    49,835


PROFIT OR LOSS                                  2002            2001
--------------                                  ----            ----
Total operating loss for segments            $ (1,936)       $ (3,038)
Total other income                                982           1,591
                                             --------        --------
Loss before taxes on income                  $   (954)       $ (1,447)
                                             ========        ========

11.      SUBSEQUENT EVENT:

During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action related to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The case was removed to the United States District of California. Salisbury and the Company denied any wrongdoing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court-ordered settlement conference and without admitting liability, on April 12, 2002, FAB paid SFN $750,000 in exchange for a complete release of all claims, which is included in other current liabilities at March 2, 2002.

                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER
FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

The Board of Directors has determined to sell its textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of its business pursuant to a Plan of Liquidation and Dissolution. The Board of Directors will present the Plan for the approval by stockholders at the Company's annual meeting, which is expected to occur in May 2002.

Net sales for the first quarter 2002 were $14,250,000 as compared to $20,005,000 in the similar 2001 period, a decrease of $5,755,000 or 28.8%. Such decreases were caused substantially by lower volume as business conditions within the domestic textile industry remained depressed and continued low-cost foreign imports has taken a sustained toll in the U.S. manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the second quarter.

Gross margins as a percentage of sales increased to 8.3% from a small gross loss in first quarter 2001 of 0.8%. A more favorable product mix and the consolidation of three of our manufacturing facilities reducing costs relating to employee termination, decrease in depreciation an other related costs. In the current quarter no adjustments to LIFO inventory reserves were required. In the first quarter 2001, a reduction in LIFO inventory reserves arising principally from lower average FIFO cost levels benefited margins in the amount of $628,000.

                                      (14)

Selling, general and administrative expenses in the current quarter decreased by $514,000, or 17.8%. Reduced expenses related primarily to the reduced number of employees and related expenses. In addition, expenses decreased as a result of the continued effectiveness of our expense and cost containment programs. The Company settled a dispute without admitting liability for $750,000. See Note 11 to the Consolidated Financial Statements for further details.

Interest and dividend income for the current quarter decreased by $181,000, or 16.8%. Although the Company had higher invested balances, the Company invested a large portion of its portfolio in United States Treasury obligations resulting in lower yields.

In the current quarter, we realized gains from the sale of investment securities of $95,000 compared to $523,000 in last year's first quarter.

The Company had realized a tax benefit for the current quarter which had an effective tax rate of (29.0%) as compared to a tax benefit of (28.0%) in last year's first quarter 2001.

As a result of these factors, the Company had a net loss of $(677,000) or ($0.13) loss per share, compared to a net loss of $(1,042,000) or ($0.20) loss per share in last year's first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities amounted to $2,698,000 and $520,000 for the 13 weeks ended March 2, 2002 and March 3, 2001 respectively. Of this increase, $365,000 relates to comparative changes in net loss, $2,362,000 to inventories, $486,000 to accounts payable and other current liabilities, $316,000 to other current assets, $428,000 to net gain on investment securities, and $160,000 to deferred taxes. These

                                      (15)
increases were offset by $872,000 in accounts receivable, $877,000 in depreciation, $147,000 in other assets and $43,000 in gain on disposition of assets.

In the first quarter 2002, net acquisition of investment securities were $841,000 as compared to net acquisition of $12,815,000 in the comparative 2001 period. Approximately $12,000,000 of the net acquisitions in first quarter 2001 was in cash and cash equivalents.

Stockholders' equity was $119,761,000 ($22.99 book value per share) at March 2, 2002, as compared to $120,503,000, ($23.14 book value per share) at the previous fiscal year-end December 1, 2001, and $129,749,000 ($24.57 book value per share) at the end of the comparative 2001 first quarter.

Management believes that our current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain our manufacturing facilities for the next twelve months.

COMMITMENTS

STOCK REPURCHASE

The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2003.

                                      (16)

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Summary of Accounting Policies in the audited financial statements, which are included in the Company's most recent Annual Report on Form 10-K. Certain accounting policies are important to the portrayal of the Company's financial condition and results of operations, and require management's subjective judgements. These policies relate to the following:

RISKS AND UNCERTAINITIES

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the first quarter of 2002 that custodian had approximately $16 million of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. As at March 2, 2002, that custodian had approximately $16 million of the Company's cash under investment of which approximately $7 million was invested in equity securities. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of March 2, 2002 and December 1, 2001, 11% and 18%, respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

REVENUE RECOGNITION

The Company recognizes its revenues upon shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

INVESTMENTS

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are

                                      (17)
to be classified as either held-to-maturity, trading, or available-for-sale. The Company classifies all of its investments as available-for-sale. The investments are recorded at their fair value and the unrealized gain or loss, net of income taxes, is recorded in stockholders' equity.

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

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

See "Derivative Instruments and Hedging Activities" in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements. See also "Derivative Financial Instruments Held or Issued" in Note 9 of the Notes to the Consolidated Financial Statements.

                                      (18)

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits: No exhibits are filed herewith.


         b) Reports on Form 8-K: On December 6, 2001, the Company filed a report on Form 8-K announcing its intent to pursue a sale of its business and to do so as part of a plan of liquidation. On March 4, 2002, the Company filed a report on Form 8-K announcing its Board of Directors' approval of a plan of liquidation and announcing the Company's operating results for the year ended December 1, 2001.





                                      (19)

                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: April 16, 2002              FAB INDUSTRIES, INC.


                                   By:  /s/ David A. Miller
                                        ----------------------------------------
                                        David A. Miller
                                        Vice President-Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)





                                      (20)