Form 10-Q
period 2002-06-01
FAB INDUSTRIES INC
filed 2002-07-16
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 1, 2002
                              --------------------------------------------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________


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


         CLASS                               SHARES OUTSTANDING AT JULY 15, 2002
-------------------------------------        -----------------------------------
         Common stock, $.20 par value                   5,238,029

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         13 Weeks ended June 1, 2002 and June 2, 2001 (unaudited)              2

         Condensed Consolidated Statements of Operations
         26 Weeks ended June 1, 2002 and June 2, 2001 (unaudited)              3

         Condensed Consolidated Balance Sheets
         June 1, 2002 (unaudited) and December 1, 2001                         4

         Condensed Consolidated Statements of Stockholders' Equity
         26 Weeks ended June 1, 2002 (unaudited)                               6

         Condensed Consolidated Statements of Cash Flows
         26 Weeks ended June 1, 2002 and June 2, 2001 (unaudited)              7

         Notes to Condensed Consolidated Financial Statements (unaudited)      8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  22

PART II - OTHER INFORMATION                                                   23

         Item 4.  Submission of matters to a vote of stockholders

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                    24


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE 13 WKS ENDED
                                              ---------------------------------
                                               JUNE 1, 2002    JUNE 2, 2001
                                              ---------------------------------
                                                (unaudited)     (unaudited)

Net sales                                      $ 17,362,000   $ 23,002,000
Cost of goods sold                               14,765,000     22,145,000
                                               ------------   ------------
Gross profit                                      2,597,000        857,000

Operating expenses:
Selling, general and administrative expenses      2,146,000      2,741,000
Asset impairment and restructuring charges               --      5,958,000
                                               ------------   ------------
Total operating expenses                          2,146,000      8,699,000
                                               ------------   ------------
Operating income (loss)                             451,000     (7,842,000)
                                               ------------   ------------
Other income (expense):
  Interest and dividend income                      931,000      1,053,000
  Net gain on investment securities               1,021,000        699,000
  Interest expense                                       --        (12,000)
                                               ------------   ------------
Total other income                                1,952,000      1,740,000
                                               ------------   ------------
Income (loss) before taxes                        2,403,000     (6,102,000)

Income tax expense (benefit)                        777,000     (1,709,000)
                                               ------------   ------------
Net income (loss)                              $  1,626,000   $ (4,393,000)
                                               ============   ============


Earnings (loss) per share: (Note 6)

      Basic                                    $       0.31   $      (0.83)

      Diluted                                  $       0.31   $      (0.83)

Cash dividends declared per share              $      10.00   $       0.10

See notes to condensed consolidated financial statements.


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE 26 WKS ENDED
                                              ---------------------------------
                                               JUNE 1, 2002    JUNE 2, 2001
                                              ---------------------------------
                                                (unaudited)     (unaudited)

Net sales                                      $ 31,612,000    $ 43,007,000
Cost of goods sold                               27,829,000      42,302,000
                                               ------------    ------------
Gross profit                                      3,783,000         705,000

Operating expenses:
Selling, general and administrative expenses      4,518,000       5,627,000
Asset impairment and restructuring charges               --       5,958,000
Other expense (Note 12)                             750,000              --
                                               ------------    ------------
Total operating expenses                          5,268,000      11,585,000
                                               ------------    ------------
Operating loss                                   (1,485,000)    (10,880,000)
                                               ------------    ------------
Other income (expense):
  Interest and dividend income                    1,828,000       2,131,000
  Net gain on investment securities               1,116,000       1,222,000
  Interest expense                                  (10,000)        (22,000)
                                               ------------    ------------
Total other income                                2,934,000       3,331,000
                                               ------------    ------------
Income (loss) before taxes                        1,449,000      (7,549,000)

Income tax expense (benefit)                        500,000      (2,114,000)
                                               ------------    ------------
Net income (loss)                              $    949,000    $ (5,435,000)
                                               ============    ============

Earnings (loss) per share: (Note 6)

      Basic                                    $       0.18    $      (1.03)

      Diluted                                  $       0.18    $      (1.03)

Cash dividends declared per share              $      10.00    $       0.20

See notes to condensed consolidated financial statements.


                                       (3)

                     FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------

                                                              AS OF
                                                 -------------------------------
                                                 JUNE 1, 2002   DECEMBER 1, 2001
                                                 -------------------------------
                                                   (unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                  $  7,838,000   $  6,742,000
 Investment securities available-for-sale (Note 3) 84,503,000 82,021,000 Accounts receivable-net of allowance of
   $800,000 and $600,000 for doubtful accounts         11,260,000     10,668,000
 Inventories (Note 4)                                  10,100,000     12,335,000
 Other current assets                                   1,240,000      1,617,000
                                                     ------------   ------------
   Total current assets                               114,941,000    113,383,000
                                                     ------------   ------------

Property, plant and equipment - at cost                90,781,000     91,095,000
Less: Accumulated depreciation                         77,654,000     77,030,000
                                                     ------------   ------------
                                                       13,127,000     14,065,000

Other assets                                            3,927,000      4,080,000
                                                     ------------   ------------
                                                     $131,995,000   $131,528,000
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


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                            -------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------

                                                         AS OF
                                            -------------------------------
                                            JUNE 1, 2002   DECEMBER 1, 2001
                                            -------------------------------
                                             (unaudited)

Current liabilities:

 Accounts payable                           $  4,142,000   $  3,661,000
 Corporate income and other taxes              2,108,000      1,787,000
 Accrued payroll and related expenses            908,000      1,318,000
 Dividends payable (Note 1)                   52,380,000        521,000
 Other current liabilities                       849,000        816,000
 Deferred income taxes                            96,000        269,000
                                            ------------   ------------
   Total current liabilities                  60,483,000      8,372,000
                                            ------------   ------------
Obligations under capital leases - net of
   current maturities                                 --        311,000

Other noncurrent liabilities                   2,297,000      2,342,000

                                            ------------   ------------
    Total liabilities                         62,780,000     11,025,000
                                            ------------   ------------

Stockholders' equity                          69,215,000    120,503,000
                                            ------------   ------------
                                            $131,995,000   $131,528,000
                                            ============   ============

See notes to condensed consolidated financial statements.


                                       (5)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE 26 WEEKS ENDED JUNE 1, 2002 (unaudited)


                                        COMMON STOCK *                                                             ACCUMULATED
                                        ============               ADDITIONAL                    LOAN TO             OTHER
                                          NUMBER OF                 PAID-IN      RETAINED     EMPLOYEE STOCK     COMPREHENSIVE
                               TOTAL       SHARES        AMOUNT      CAPITAL     EARNINGS     OWNERSHIP PLAN      INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 1, 2001           $120,503,000   6,591,944    $1,319,000  $6,967,000   $151,224,000   $(3,957,000)          $334,000

Net income                      949,000                                              949,000

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes             (167,000)                                                                             (167,000)

Total comprehensive
  income                        782,000

Dividends (Note 1)          (52,380,000)                           (6,641,000)   (45,739,000)

Exercise of Stock Options       172,000     133,000        26,000   1,640,000

Purchase of
  treasury stock               (280,000)                               17,000

Termination of Employee
  Stock Ownership Plan
  (Note 1)                           --                            (2,401,000)                   3,957,000

Acceleration of stock options   418,000                               418,000

                            --------------------------------------------------------------------------------------------------------
Balance at
June 1, 2002                $69,215,000   6,724,944    $1,345,000         $--   $106,434,000          $ --           $167,000
(Unaudited)                 ========================================================================================================

                                        TREASURY STOCK         NOTES
                                        ==============      RECEIVABLE
                                 NUMBER OF                     FROM
                                   SHARES        COST       STOCKHOLDERS
--------------------------------------------------------------------------------
Balance at
December 1, 2001                (1,383,574)  $(35,384,000)      $    --

Net income

Change in net
unrealized holding
loss on  investment
securities available-for-
sale, net of taxes

Total comprehensive
  income

Dividends (Note 1)

Exercise of Stock Options                                    (1,494,000)

Purchase of
  treasury stock                   (16,855)      (297,000)

Termination of Employee
  Stock Ownership Plan
  (Note 1)                         (86,456)    (1,556,000)

Acceleration of stock options

--------------------------------------------------------------------------------
Balance at
June 1, 2002                    (1,486,915)  ($37,237,000)  ($1,494,000)
(Unaudited)                     ================================================


*   Common stock $0.20 par value - 15,000,000 shares authorized.
    Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

See notes to condensed consolidated financial statements.


                                       (6)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE 26 WKS ENDED
                                                           ------------------------------------
                                                             JUNE 1, 2002        JUNE 2, 2001
                                                           ------------------------------------
                                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES:
Net Income (loss)                                              $    949,000     $(5,435,000)
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                                  200,000         200,000
     Depreciation and amortization                                1,027,000       2,782,000
     Non-cash asset impairment
       and restructuring charges                                         --       5,958,000
     Deferred income taxes                                          (62,000)     (2,245,000)
     Net gain on investment securities                           (1,116,000)     (1,222,000)
     Compensation relating to
         acceleration of stock options                              418,000              --
     Gain on disposition of fixed assets                           (216,000)        (41,000)
     Decrease (increase) in:
     Accounts receivable                                           (792,000)      2,452,000
      Inventories                                                 2,235,000       2,885,000
     Other current assets                                           377,000         982,000
     Other assets                                                   153,000         192,000
    (Decrease) increase in:
     Accounts payable                                               481,000        (646,000)
     Accruals and other liabilities                                (412,000)     (1,519,000)
                                                               ------------    ------------
     Net cash provided by
     operating activities                                         3,242,000       4,343,000
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (193,000)       (260,000)
   Proceeds from dispositions of property                           320,000         103,000
    Acquisition of investment securities                         (1,644,000)    (13,613,000)
                                                               ------------    ------------
   Net cash used in
   investing activities                                          (1,517,000)    (13,770,000)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                      (280,000)       (224,000)
   Dividends                                                       (521,000)     (1,056,000)
   Exercise of Stock Options                                        172,000            --
                                                               ------------    ------------
   Net cash used in financing activities                           (629,000)     (1,280,000)
                                                               ------------    ------------
   Increase (decrease) in cash and cash equivalents               1,096,000     (10,707,000)

   Cash and cash equivalents, beginning of period                 6,742,000      14,695,000
                                                               ------------    ------------
   Cash and cash equivalents, end of period                    $  7,838,000    $  3,988,000
                                                               ============    ============

See notes to condensed consolidated financial statements


                                       (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended June 1, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 2002. The balance sheet at December 1, 2001 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 1, 2001.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was accrued as of June 1, 2002 and was paid on June 24, 2002.

In addition, pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders, the Employee Stock Ownership Plan (the "ESOP") was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP.

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (which includes employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of June 1, 2002.

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

SFAS No. 133 also requires the disclosure of certain other information including a description of the instruments, objectives, strategies and risk management policies for holding all derivatives (Notes 3 and 10).


                                       (8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       Cash and cash equivalents consist of the following (in thousands):

                                                JUNE 1, 2002    DECEMBER 1, 2001
                                                ------------    ----------------
                                                (unaudited)

Cash                                            $  381          $  155
Taxable and tax-free
short-term debt instruments                      7,457           6,587
                                                ------          ------
                                                $7,838          $6,742
                                                ======          ======

3.       Investment Securities:

         At June 1, 2002 and December 1, 2001, investment securities available-for-sale consisted of the following (in thousands):

                                          GROSS        GROSS
                                          UNREALIZED   UNREALIZED
                                          HOLDING      HOLDING     FAIR
JUNE 1, 2002 (UNAUDITED)         COST     GAIN         LOSS        VALUE
------------------------         ----     ----         ----        -----
Equities                       $    797   $      --    $     (9)   $    788

U.S. Treasury obligations        40,282         291          (4)     40,569

Corporate bonds                  11,844         272        (272)     11,844

Money market                     31,302          --          --      31,302
                               --------    --------    --------    --------
                               $ 84,225    $    563    $   (285)   $ 84,503
                               ========    ========    ========    ========


                                          GROSS        GROSS
                                          UNREALIZED   UNREALIZED
                                          HOLDING      HOLDING     FAIR
DECEMBER 1, 2001                 COST     GAIN         LOSS        VALUE
----------------                 ----     ----         ----        -----

Equities                    $    798   $     --    $    (15)   $    783

U.S. Treasury obligations     47,240        316         (16)     47,540

Corporate bonds               32,288        721        (450)     32,559

Money Market                   1,139         --          --       1,139
                            --------   --------    --------    --------
                            $ 81,465   $  1,037    $   (481)   $ 82,021
                            ========   ========    ========    ========


                                       (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 1, 2002, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At June 1, 2002 and December 1, 2001, the Company had no such investments, but may continue to invest in such equity securities in the future.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the six months ended June 1, 2002, that custodian had approximately $16 million and $17 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At June 1, 2002, that custodian had approximately $17 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. In June 2002, the Company liquidated $8,000,000 from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.


                                      (10)

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


                            JUNE 1, 2002   DECEMBER 1, 2001
                             (unaudited)
                            ------------   ----------------

Raw materials               $ 2,472,000    $ 3,036,000
Work in process               3,676,000      4,083,000
Finished goods                3,952,000      5,216,000
                            -----------    -----------
         Total              $10,100,000    $12,335,000
                            ===========    ===========

Approximate percentage of
   inventories valued
   under LIFO valuation              59%            56%
                            ===========    ===========

Excess of FIFO valuation
   over LIFO valuation      $ 2,200,000    $ 1,710,000
                            ===========    ===========


                                      (11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Asset Impairment and Restructuring Charges

As a result of the Company's plan to consolidate several manufacturing facilities, the Company's quarter ended June 2, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities was an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

The fixed assets held for disposal are comprised of buildings and machinery and equipment from the knitting, dyeing and finishing activities of the business. The marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery.


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       Earnings (loss) Per Share:

     Basic and diluted earnings (loss) per share for the 13 weeks ended June 1, 2002 and June 2, 2001 are calculated as follows:

                                                         WEIGHTED
                                                          AVERAGE
                                           NET            COMMON
                                         INCOME           SHARES     PER-SHARE
                                         (LOSS)        OUTSTANDING    AMOUNT
                                         ------        -----------  ----------

For the 13 weeks ended June 1, 2002:
Basic and diluted earnings per share   $ 1,626,000      5,205,854   $   0.31
                                       ===========    ===========   ========

For the 13 weeks ended June 2, 2001
Basic and diluted loss per share       $(4,393,000)     5,270,557   $  (0.83)
                                       ===========    ===========   ========


Basic and diluted earnings (loss) per share for the 26 weeks ended June 1, 2002 and June 2, 2001 are calculated as follows:

                                                         WEIGHTED
                                                          AVERAGE
                                           NET            COMMON
                                         INCOME           SHARES     PER-SHARE
                                         (LOSS)        OUTSTANDING    AMOUNT
                                         ------        -----------  ----------

For the 26 weeks ended June 1, 2002
Basic and diluted earnings per share   $   949,000      5,207,605   $   0.18
                                       ===========    ===========   ========

For the 26 weeks ended June 2, 2001
Basic and diluted loss per share       $(5,435,000)     5,275,964   $  (1.03)
                                       ===========    ===========   ========


                                      (13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income
(loss) was $782,000 and ($5,111,000) for the 26 weeks ended June 1, 2002 and June 2, 2001, respectively and $1,493,000 and ($4,532,000) for the 13 weeks ended June 1, 2002 and June 2, 2001, respectively.


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


9.       New Accounting Standards

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


                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.      Derivative Financial Instruments Held or Issued

From time to time, the Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of June 1, 2002, the Company had no equity option contracts. During the 6 months ended June 1, 2002, the Company was a party to equity option contracts from time to time.

11.      Segment Information:

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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, the Company also uses the Company's own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which sells to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. The Company also sells fabrics to vendors in the over the counter markets.

The Company neither allocates to the segments nor bases segment decisions on the following:

                  -        Interest and dividend income
                  -        Interest and other expense
                  -        Net gain on investment securities
                  -        Income tax expense (benefit)


                                      (15)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Many of the Company's assets are used by multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

The segment assets as of June 1, 2002 includes asset impairment and restructuring charges recorded in the second and fourth quarters of fiscal 2001 and apply mainly to the apparel segment with a small portion to the other segment. The 26 weeks ended June 1, 2002 include a litigation settlement in the amount of $750,000, which is included in the Home Fashions and Accessories Segment (see Note 12).

For the 26 weeks and 13 weeks ending June 2, 2001, asset impairment and restructuring charges apply to the apparel segment.

                                 (in thousands)


                                    HOME FASHIONS
26 WEEKS ENDED 06/01/02   APPAREL   AND ACCESSORIES   OTHER     TOTAL
-----------------------   -------   ---------------   -----     -----
External sales            $ 25,889    $  2,373    $  3,350   $ 31,612
Intersegment sales           1,918          23         204      2,145
Operating income (loss)       (418)     (1,120)         53     (1,485)
Segment assets              19,194       1,062       3,282     23,538



                                    HOME FASHIONS
26 WEEKS ENDED 06/02/01   APPAREL   AND ACCESSORIES   OTHER     TOTAL
-----------------------   -------   ---------------   -----     -----
External sales            $ 32,333    $  5,951   $  4,723    $ 43,007
Intersegment sales           6,579          28        143       6,750
Operating income (loss)    (11,044)        533       (369)    (10,880)
Segment assets              32,377       2,238      4,155      38,770


                                          26 WEEKS ENDED
                                       ---------------------
PROFIT OR LOSS                         JUNE 01     JUNE 02
--------------                         -------     -------
                                       2002        2001
                                       ----        ----

Total operating loss for segments      $ (1,485)   $(10,880)
Total other income
                                                   --------
                                          2,934       3,331
                                       --------    --------
Income (loss) before taxes on income   $  1,449    $ (7,549)
                                       ========    ========


                                      (16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    HOME FASHIONS
13 WEEKS ENDED 06/01/02   APPAREL   AND ACCESSORIES   OTHER     TOTAL
-----------------------   -------   ---------------   -----     -----
External sales            $14,355   $ 1,154    $ 1,853   $17,362
Intersegment sales          1,289        11        163     1,463
Operating income (loss)       581      (150)        20       451


                                    HOME FASHIONS
13 WEEKS ENDED 06/02/01   APPAREL   AND ACCESSORIES   OTHER     TOTAL
-----------------------   -------   ---------------   -----     -----
External sales            $ 18,332    $  2,758   $  1,912    $ 23,002
Intersegment sales           3,005           8         67       3,080
Operating income (loss)     (7,835)        227       (234)     (7,842)


                                          13 WEEKS ENDED
                                       ---------------------
PROFIT OR LOSS                         JUNE 01     JUNE 02
--------------                         -------     -------
                                       2002        2001
                                       ----        ----

Total operating (loss) for segments    $(7,842)   $   451
Total other income                       1,952      1,740
                                       -------    -------
Income (loss) before taxes on income   $ 2,403    $(6,102)
                                       =======    =======

12.      Other:

During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action related to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The case was removed to the United States District Court of California. Salisbury and the Company denied any wrongdoing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court -ordered conference, the Company settled this issue without admitting liability. On April 12, 2002, the Company paid SFN $750,000 in exchange for a complete release of all claims.


                                      (17)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS
FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business.

In addition, pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders, ESOP was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP.

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (which includes employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of June 1, 2002.

Net sales for the second quarter of fiscal 2002 were $17,362,000 as compared to $23,002,000 in the similar 2001 period, a decrease of $5,640,000 or 24.5%. For the six months ended June 1, 2002, net sales were $31,612,000, a decline of $11,395,000, or 26.5% from 2001. Such decreases were caused substantially by lower volume, as business conditions within the domestic textile industry remained depressed. The continued influx of low-cost foreign imports has also taken a sustained toll in the U.S. manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the third quarter.

Gross margins as a percentage of sales for the second quarter of fiscal 2002 increased to 15.0% from 3.7% as compared to the similar 2001 period. A more favorable product mix and the consolidation of three of our manufacturing facilities reducing costs relating to employee termination, decrease in depreciation and other related costs resulted in the higher gross margins. For the six months ended June 1, 2002 gross margins increased to 12.0% compared to 1.6% in the similar 2001 period. For the six months and three months ended June 1, 2002, an increase in LIFO reserves of $490,000 was recorded. This was due to the liquidation of certain LIFO layers and higher average FIFO prices. In the 2001 six months, a reduction in LIFO inventory reserves benefited margins in the amount of $628,000.


                                      (18)

For the 26 weeks and 13 weeks ended June 2, 2001, the financial results includes a charge of $5,958,000 for the asset impairment and restructuring charges as a result of the Company's consolidation of its manufacturing facilities. Such fixed assets are comprised of buildings and machinery and equipment from the knitting, dyeing, and finishing activities of the business. The marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery.

Selling, general and administrative expenses in the current quarter decreased by $595,000, or 21.7%. For the six months ended June 1, 2002, selling, general and administrative expenses decreased by $1,109,000 or 19.7%. Reduced expenses related primarily to the reduced number of employees and related expenses. In addition, expenses decreased as a result of the continued effectiveness of our expense and cost containment programs.

The Company settled a dispute without admitting liability for $750,000. See Note 12 to the Condensed Consolidated Financial Statements.

Interest and dividend income for the current quarter decreased by $122,000, or 11.6%. Although the Company had higher invested balances, the Company invested a large portion of its portfolio in United States Treasury obligations resulting in lower risks and lower yields.

In the current quarter, we realized gains from the sale of investment securities of $1,021,000 compared to $699,000 in last year's second quarter.

The effective income tax rate for the current quarter was 32.3% as against a tax benefit of 28.0% in last year's second quarter.

As a result of these factors, the Company had net income of $1,626,000 or $0.31 per share and $949,000 or $0.18 per share for the 13 and 26 weeks ended June 1, 2002, respectively. For the 13 weeks ended June 2, 2001, the Company had a net loss of $4,393,000 after asset impairment and restructuring charges of $4,289,000, net of income tax benefit. For the 26 weeks ended June 1, 2001, the Company had a net loss of $5,435,000 after asset impairment and restructuring charges of $4,289,000, net of income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities amounted to $3,242,000 and $4,343,000 for the 26 weeks ended June 1, 2002 and June 2, 2001, respectively. Of the decrease, major changes were as follows: $3,244,000 relates to comparative changes in accounts receivable, $650,000 to inventories, $1,755,000 to depreciation and amortization, and $5,958,000 to non-cash asset impairment and restructuring charges. These decreases were offset by $6,384,000 increase in net income, $2,183,000 in deferred income taxes, $2,234,000 to accounts payable and other current liabilities.

For the six months ended June 1, 2002, net acquisition of investment securities were $1,644,000 as compared to net acquisition of $13,613,000 in the comparative 2001 period. In the six-month period ending June 2, 2001, approximately $12,000,000 of the net acquisitions of investment securities was in cash and cash equivalents. The Company has invested these funds in high quality, investment grade, taxable bonds.


                                      (19)

Capital expenditures for the six months ended June 1, 2002 were $193,000 compared to $260,000 in the comparable 2001 period.

Stockholders' equity was $69,215,000 ($13.21 book value per share) at June 1, 2002, as compared to $120,503,000 ($23.14 book value per share) at the previous fiscal year-end December 1, 2001, and $124,470,000 ($23.65 book value per share) at the end of the comparative 2001 second quarter. The reduction in stockholders' equity was primarily due to the liquidating dividend of $10.00 per share declared on May 30, 2002 by the Company's Board of Directors, which was paid on June 24, 2002. Accordingly, $52,380,000 was accrued as of June 1, 2002.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment


                                      (20)
securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the six months ended June 1, 2002, that custodian had approximately $16 million and $17 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At June 1, 2002, that custodian had approximately $17 million of the Company's cash under investments, which were invested in U.S. Treasury obligations. In June 2002, the Company liquidated $8,000,000 from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of June 1, 2002 and December 1, 2001, 11% and 18%, respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

FORWARD-LOOKING INFORMATION

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Factors that might affect such forward-looking statements include, among other things: our ability to find qualified buyers for our assets; overall economic and business conditions; our continuing ability to support the demand for our goods and services; competitive factors in the

                                      (21)
industries in which we compete; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; material contingencies provided for in a sale of our assets; de-listing of our common stock from the American Stock Exchange; our ability to retain key employees through any wind down period; and any litigation arising as a result of our plan to wind down our operations.



                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

See "Derivative Instruments and Hedging Activities" in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements. See also "Derivative Financial Instruments Held or Issued" in Note 10 of the Notes to the Consolidated Financial Statements.


                                      (22)

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 30, 2002. The matters submitted to a vote of the Company's stockholders were (i) a sale of the Company's business pursuant to the Plan of Liquidation and Dissolution and (ii) the election of three directors to Class II of the Company's Board of Directors. The Company's stockholders approved a sale of the Company's business pursuant to the Plan of Liquidation and Dissolution by a vote of 3,700,927 in favor, 51,327 against, with 4,656 abstentions. The Company's stockholders elected Messrs. Lawrence H. Bober, Martin B. Bernstein and Steven Myers to Class II of the Company's Board of Directors, to hold office until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                                                                       VOTES
                                                VOTES FOR             WITHHELD

      Lawrence H. Bober                         4,727,513               24,104

      Martin B. Bernstein                       4,724,789               26,838

      Steven Myers                              4,528,182              223,445


Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

     2.1 Plan of Liquidation and Dissolution of Fab Industries, Inc. (incorporated by reference to Annex A of the Company's Definitive Proxy Statement on Schedule 14A, dated May 3, 2002)

b)       Reports on Form 8-K:

         On May 30, 2002, the Company filed a report on Form 8-K announcing that at its Annual Meeting of Stockholders its stockholders approved a sale of the Company's business pursuant to the Plan of Liquidation and Dissolution and that its Board of Directors declared an initial liquidating distribution of $10.00 per share.


                                      (23)

                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 16, 2002               FAB INDUSTRIES, INC.




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