Form 10-Q
period 2002-08-31
FAB INDUSTRIES INC
filed 2002-10-15
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 AUGUST 31, 2002
                              --------------------------------------------------

                                                     OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------      ----------------------


Commission file number                              1-5901
                      ----------------------------------------------------------


                              FAB INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           13-2581181
(State or other jurisdiction of                            (I.R.S. Employer)
  incorporation or organization)                          Identification No.)


  200 MADISON AVENUE, NEW YORK, N.Y.                              10016
(Address of principal executive office)                         (Zip Code)

                                 (212) 592-2700
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year;
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      -----       -----


                 CLASS                    SHARES OUTSTANDING AT OCTOBER 15, 2002
-------------------------------------     --------------------------------------
  Common stock, $.20 par value                         5,238,015

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     13 Weeks ended August 31, 2002 and September 1, 2001 (unaudited)        2

     Condensed Consolidated Statements of Operations
     39 Weeks ended August 31, 2002 and September 1, 2001 (unaudited)        3

     Condensed Consolidated Balance Sheets
     August 31, 2002 (unaudited) and December 1, 2001                        4

     Condensed Consolidated Statements of Stockholders' Equity
     39 Weeks ended August 31, 2002 (unaudited)                              6

     Condensed Consolidated Statements of Cash Flows
     39 Weeks ended August 31, 2002 and September 1, 2001 (unaudited)        7

     Notes to Condensed Consolidated Financial Statements (unaudited)        8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    22

     Item 4.  Controls and Procedures                                       22


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              23


Signatures                                                                  24

Certifications                                                              25


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE 13 WKS ENDED
                                                  -----------------------------
                                                   August 31,      September 1,
                                                      2002              2001
                                                  -----------------------------
                                                  (unaudited)      (unaudited)

Net sales                                         $ 17,920,000     $ 19,901,000
Cost of goods sold                                  15,376,000       19,242,000
                                                  ------------     ------------
Gross profit                                         2,544,000          659,000

Operating expenses:
Selling, general and administrative expenses         2,097,000        2,493,000
Asset impairment and restructuring charges                  --          967,000
                                                  ------------     ------------
Total operating expenses                             2,097,000        3,460,000
                                                  ------------     ------------
Operating income (loss)                                447,000       (2,801,000)
                                                  ------------     ------------
Other income (expense):
  Interest and dividend income                         345,000        1,060,000
  Net gain on investment securities                    788,000          428,000
  Interest expense                                          --           (7,000)
                                                  ------------     ------------
Total other income                                   1,133,000        1,481,000
                                                  ------------     ------------
Income (loss) before taxes                           1,580,000       (1,320,000)

Income tax expense                                     570,000               --
                                                  ------------     ------------
Net income (loss)                                 $  1,010,000     $ (1,320,000)
                                                  ============     ============


Earnings (loss) per share: (Note 6)

      Basic                                       $       0.19     $      (0.25)

      Diluted                                     $       0.19     $      (0.25)

Cash dividends declared per share                 $         --     $       0.10


See notes to condensed consolidated financial statements.

                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE 39 WKS ENDED
                                               -------------------------------
                                                 August 31,       September 1,
                                                    2002               2001
                                               -------------------------------
                                               (unaudited)        (unaudited)

Net sales                                      $ 49,532,000       $ 62,908,000
Cost of goods sold                               43,205,000         61,486,000
                                               ------------       ------------
Gross profit                                      6,327,000          1,422,000

Operating expenses:
Selling, general and administrative expenses      6,615,000          8,120,000
Asset impairment and restructuring charges               --          6,983,000
Other expense (Note 12)                             750,000                 --
                                               ------------       ------------
Total operating expenses                          7,365,000         15,103,000
                                               ------------       ------------
Operating loss                                   (1,038,000)       (13,681,000)
                                               ------------       ------------
Other income (expense):
  Interest and dividend income                    2,173,000          3,191,000
  Net gain on investment securities               1,904,000          1,650,000
  Interest expense                                  (10,000)           (29,000)
                                               ------------       ------------
Total other income                                4,067,000          4,812,000
                                               ------------       ------------
Income (loss) before taxes                        3,029,000         (8,869,000)

Income tax expense (benefit)                      1,070,000         (2,114,000)
                                               ------------       ------------
Net income (loss)                               $1, 959,000       $ (6,755,000)
                                               ============       ============

Earnings (loss) per share: (Note 6)

      Basic                                    $       0.38       $      (1.28)

      Diluted                                  $       0.38       $      (1.28)

Cash dividends declared per share              $      10.00       $       0.30


See notes to condensed consolidated financial statements.

                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                              - - - - - -

                                                                         AS OF
                                                           ------------------------------------
                                                           August 31, 2002     December 1, 2001
                                                           ---------------     ----------------
                                                             (unaudited)
Current Assets:
 Cash and cash equivalents (Note 2)                          $  2,277,000       $  6,742,000
 Investment securities available-for-sale (Note 3)             42,464,000         82,021,000
 Accounts receivable-net of allowance of
   $900,000 and $600,000 for doubtful accounts                 11,578,000         10,668,000
 Inventories (Note 4)                                           8,534,000         12,335,000
 Other current assets                                           1,204,000          1,617,000
                                                             ------------       ------------
   Total current assets                                        66,057,000        113,383,000
                                                             ------------       ------------

Property, plant and equipment - at cost (Note 1)               87,981,000         91,095,000
Less: Accumulated depreciation                                 75,467,000         77,030,000
                                                             ------------       ------------
                                                               12,514,000         14,065,000

Other assets                                                    3,691,000          4,080,000
                                                             ------------       ------------
                                                             $ 82,262,000       $131,528,000
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


                                       (4)

                   FAB INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                         -------------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------------------

                                                               AS OF
                                               ---------------------------------------
                                                August 31, 2002      December 1, 2001
                                               -----------------    ------------------
                                                  (unaudited)
Current liabilities:
 Accounts payable                                   $  3,667,000        $  3,661,000
 Corporate income and other taxes                      2,898,000           1,787,000
 Accrued payroll and related expenses                    972,000           1,318,000
 Dividends payable                                            --             521,000
 Other current liabilities                               916,000             816,000
 Deferred income taxes                                        --             269,000
                                                    ------------        ------------
   Total current liabilities                           8,453,000           8,372,000
                                                    ------------        ------------
Obligations under capital leases - net of
   current maturities                                         --             311,000

Other noncurrent liabilities                           2,105,000           2,342,000

                                                    ------------        ------------
    Total liabilities                                 10,558,000          11,025,000
                                                    ------------        ------------

Stockholders' equity                                  71,704,000         120,503,000
                                                    ------------        ------------
                                                    $ 82,262,000        $131,528,000
                                                    ============        ============


See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED AUGUST 31, 2002 (unaudited)

                                                Common Stock *                                                       Accumulated
                                                ============             Additional                    Loan to           Other
                                                  Number of                Paid-in     Retained    Employee Stock    Comprehensive
                                     Total         Shares     Amount       Capital     Earnings    Ownership Plan       Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 1, 2001                  $120,503,000    6,591,944  $1,319,000   $6,967,000  $151,224,000   $(3,957,000)      $334,000

Net income                           1,959,000                                           1,959,000

Change in net
unrealized holding
gain on  investment
securities available-for-
-for- sale, net of taxes                39,000                                                                           39,000
                                  ------------

Total comprehensive income           1,998,000

Dividends (Note 1)                 (52,380,000)                           (6,641,000)  (45,739,000)

Exercise of Stock Options            1,445,000      133,000      26,000    1,640,000

Purchase of treasury stock            (280,000)                               17,000

Termination of Employee
  Stock Ownership Plan (Note 1)             --                            (2,401,000)                  3,957,000

Acceleration of stock options          418,000                               418,000

                                  --------------------------------------------------------------------------------------------------
Balance at
August 31, 2002                   $ 71,704,000    6,724,944  $1,345,000   $       --  $107,444,000    $       --       $373,000
(Unaudited)                       ==================================================================================================

                                          Treasury Stock               Notes
                                          ==============             Receivable
                                    Number of                           from
                                      Shares           Cost          Stockholders
-----------------------------------------------------------------------------------
Balance at
December 1, 2001                    (1,383,574)    $(35,384,000)       $      --

Net income

Change in net
unrealized holding
gain on  investment
securities available-for-
sale, net of taxes

Total comprehensive income

Dividends (Note 1)

Exercise of Stock Options                                               (221,000)

Purchase of treasury stock             (16,899)        (297,000)

Termination of Employee
  Stock Ownership Plan (Note 1)        (86,456)      (1,556,000)

Acceleration of stock options

                                  -------------------------------------------------
Balance at
August 31, 2002                     (1,486,929)    $(37,237,000)       $(221,000)
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


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE 39 WKS ENDED
                                                       ---------------------------------------------
                                                         August 31, 2002          September 1, 2001
                                                       ------------------        -------------------
                                                           (unaudited)               (unaudited)
OPERATING ACTIVITIES:
Net Income (loss)                                         $  1,959,000              ($ 6,755,000)
 Adjustments to reconcile net income
 to  net cash provided by operating
 activities:
   Provision for doubtful accounts                             300,000                   300,000
     Depreciation and amortization                           1,636,000                 3,709,000
     Non-cash asset impairment
       and restructuring charges                                    --                 5,958,000
     Deferred income taxes                                    (397,000)               (1,597,000)
     Net gain on investment securities                      (1,904,000)               (1,650,000)
     Compensation relating to
         acceleration of stock options                         418,000                        --
     Gain on disposition of fixed assets                      (397,000)                 (150,000)
     Decrease (increase) in:
     Accounts receivable                                    (1,210,000)                5,533,000
      Inventories                                            3,801,000                 5,497,000
     Other current assets                                      515,000                 1,133,000
     Other assets                                              389,000                   229,000
    (Decrease) increase in:
     Accounts payable                                            6,000                   (78,000)
     Accruals and other liabilities                            315,000                (2,618,000)
                                                          ------------              ------------
     Net cash provided by
     operating activities                                    5,431,000                 9,511,000
                                                          ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                 (205,000)                 (352,000)
   Proceeds from dispositions of property                      517,000                   212,000
    Acquisition of investment securities                            --               (14,643,000)
    Proceeds from sales of investment securities            41,528,000                        --
                                                          ------------              ------------
   Net cash provided by (used in)
   investing activities                                     41,840,000               (14,783,000)
                                                          ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                 (280,000)                 (282,000)
   Dividends                                               (52,901,000)               (1,582,000)
   Exercise of Stock Options                                 1,445,000                        --
   Payment of loan from ESOP                                        --                   790,000
                                                          ------------              ------------
   Net cash used in financing activities                   (51,736,000)               (1,074,000)
                                                          ------------              ------------
   Increase (decrease) in cash and cash equivalents         (4,465,000)               (6,346,000)

   Cash and cash equivalents, beginning of period            6,742,000                14,695,000
                                                          ------------              ------------
   Cash and cash equivalents, end of period               $  2,277,000              $  8,349,000
                                                          ============              ============

   See notes to condensed consolidated financial statements.


                                       (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 30, 2002. The balance sheet at December 1, 2001 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 1, 2001.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002.

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

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of August 31, 2002. As of August 31, 2002, the balance of the loans outstanding was $221,000.

As discussed above, the Company's Board of Directors has determined to sell its textile business as a going concern. Accordingly, the accompanying balance sheet has been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover the full value of its property, plant and equipment.

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

                                       (8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  Cash and cash equivalents consist of the following (in thousands):

                                      August 31, 2002        December 1, 2001
                                        (unaudited)
                                      ---------------        ----------------
Cash                                       $   296                $   155
Taxable and tax-free
short-term debt instruments                  1,981                  6,587
                                      ---------------        ----------------
                                           $ 2,277                $  6,742
                                      ===============        ================

3.  Investment Securities:

     At August 31, 2002 and December 1, 2001, investment securities available-for-sale consisted of the following (in thousands):

                                               Gross             Gross
                                               Unrealized        Unrealized
                                               Holding           Holding            Fair
August 31, 2002 (unaudited)     Cost           Gain              Loss               Value
---------------------------     ---------      ----------        ----------         ---------
Equities                        $     798      $       --        $      (10)        $     788

U.S. Treasury obligations          30,406             606                --            31,012

Corporate bonds                     9,282             283              (256)            9,309

Money market                        1,355              --                --             1,355
                                ---------      ----------        ----------         ---------
                                $  41,841      $      889        $     (266)        $  42,464
                                =========      ==========        ==========         =========

                                               Gross             Gross
                                               Unrealized        Unrealized
                                               Holding           Holding            Fair
December 1, 2001                Cost           Gain              Loss               Value
---------------------------     ---------      ----------        ----------         ---------
Equities                        $     798      $        -        $      (15)        $     783

U.S. Treasury obligations          47,240             316               (16)           47,540

Corporate bonds                    32,288             721              (450)           32,559

Money Market                        1,139               -                 -             1,139
                                ---------      ----------        ----------         ---------
                                 $ 81,465          $1,037        $     (481)        $  82,021
                                =========      ==========        ==========         =========

                                       (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended August 31, 2002, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At August 31, 2002 and December 1, 2001, the Company had no such investments, but may continue to invest in such equity securities in the future.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the nine months ended August 31, 2002, that custodian had approximately $16 million and $10 million, respectively, of the Company's cash under investment, which from time to time during such periods was invested entirely in equity securities. At August 31, 2002, that custodian had approximately $10 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. In June 2002, the Company liquidated $8,000,000 from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.


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

                                          August 31, 2002      December 1, 2001
                                            (unaudited)
                                          ---------------      ----------------
Raw materials                               $  2,453,000          $ 3,036,000
Work in process                                2,984,000            4,083,000
Finished goods                                 3,097,000            5,216,000
                                            ------------          -----------
         Total                              $  8,534,000          $12,335,000
                                            ============          ===========

Approximate percentage of
   inventories valued
   under LIFO valuation                               61%                  56%
                                                     ===                  ===

Excess of FIFO valuation
   over LIFO valuation                      $  2,200,000         $  1,710,000
                                            ============         ============


                                      (11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Asset Impairment and Restructuring Charges:

As a result of the Company's plan to consolidate several manufacturing facilities, the Company's 39 weeks ended September 1, 2001 financial results include a charge for impairment of fixed assets of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities was an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

The fixed assets held for disposal are comprised of buildings and machinery and equipment from the knitting, dyeing and finishing activities of the business. The marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery.

During the 13 and 39 weeks ended September 1, 2001, the Company expended approximately $967,000 and $1,025,000, respectively, to remove and transfer machinery and equipment to the Company's Mohican Mills facility as part of the consolidation of the Company's manufacturing facilities.


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Earnings (loss) Per Share:

     Basic and diluted earnings (loss) per share for the 13 weeks ended August 31, 2002 and September 1, 2001 are calculated as follows:

                                                                      Weighted
                                                                       Average
                                                       Net             Common
                                                      Income            Shares        Per-share
                                                      (Loss)         Outstanding        Amount
                                                      ------         -----------      ----------
     For the 13 weeks ended August 31, 2002
     Basic and diluted earnings per share           $  1,010,000       5,238,024         $ 0.19
                                                    ============     ===========      =========

     For the 13 weeks ended September 1, 2001
     Basic and diluted loss per share               $ (1,320,000)      5,260,588         $(0.25)
                                                    ============     ===========      =========

     Basic and diluted earnings (loss) per share for the 39 weeks ended August
     31, 2002 and September 1, 2001 are calculated as follows:

                                                                      Weighted
                                                                       Average
                                                       Net             Common
                                                      Income            Shares        Per-share
                                                      (Loss)         Outstanding        Amount
                                                      ------         -----------      ----------
     For the 39 weeks ended August 31, 2002
     Basic and diluted earnings per share           $  1,959,000       5,217,744         $  0.38
                                                    ============     ===========      ==========

     For the 39 weeks ended September 1, 2001
     Basic and diluted loss per share               $ (6,755,000)      5,270,839         $ (1.28)
                                                    ============     ===========      ==========

     All options outstanding during the 13 and 39 weeks ended August 31, 2002 and September 1, 2001 were not included in the computation of diluted earnings per share, as their effect would be anti-dilutive.


                                      (13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income
(loss) was $1,998,000 and ($5,927,000) for the 39 weeks ended August 31, 2002 and September 1, 2001, respectively, and $1,216,000 and ($816,000) for the 13 weeks ended August 31, 2002 and September 1, 2001, respectively.


8.  Contingencies:

A number of claims and lawsuits seeking unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available to it, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position and results of operations.


9.  New Accounting Standards:

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No.144 as of December 2, 2002, the beginning of fiscal 2003, and it does not expect that the adoption of SFAS No. 144 will have a significant impact on the Company's financial position and results of operations.


                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Financial Instruments Held or Issued:

From time to time, the Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of August 31, 2002, the Company had no equity option contracts. During the nine months ended August 31, 2002, the Company was a party to equity option contracts from time to time.

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

Home Fashions and Accessories: While sales are primarily to manufacturers of home furnishings, the Company also uses the Company's own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which it sells to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

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

The segment assets as of August 31, 2002 includes asset impairment and restructuring charges recorded in the second and fourth quarters of fiscal 2001 and apply mainly to the apparel segment with a small portion to the other segment. The 39 weeks ended August 31, 2002 include a litigation settlement in the amount of $750,000, which is included in the Home Fashions and Accessories Segment (see Note 12).

For the 39 weeks and 13 weeks ending September 1, 2001, asset impairment and restructuring charges apply to the apparel segment.

                                 (in thousands)

                                                Home Fashions
39 Weeks Ended 08/31/02            Apparel      and Accessories        Other             Total
-----------------------            -------      ---------------      ---------         ---------
External sales                     $40,284          $3,767              $5,481           $49,532
Intersegment sales                   3,050              23                 352             3,425
Operating income (loss)               (413)           (916)                291            (1,038)
Segment assets                      17,164             880               2,934            20,978

                                                Home Fashions
39 Weeks Ended 09/01/01            Apparel      and Accessories        Other             Total
-----------------------            -------      ---------------      ---------         ---------
External sales                     $46,548          $9,205              $7,155           $62,908
Intersegment sales                   8,744              28                 291             9,063
Operating income (loss)            (14,002)            722                (401)          (13,681)
Segment assets                      30,395           1,223               3,729            35,347

                                                        39 WEEKS ENDED
                                                      -------------------
PROFIT OR LOSS                        AUGUST 31, 2002                      SEPTEMBER 01, 2002
--------------                        ---------------                      ------------------
Total operating loss for segments        $  (1,038)                            $  (13,681)
Total other income                           4,067                                  4,812
                                         ---------                             ----------
Income (loss) before taxes on income     $   3,029                             $   (8,869)
                                         =========                             ==========


                                      (16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                Home Fashions
13 Weeks Ended 08/31/02            Apparel      and Accessories        Other             Total
-----------------------            -------      ---------------      ---------         ---------
External sales                     $14,395          $1,394              $2,131           $17,920
Intersegment sales                   1,132              --                 148             1,280
Operating income                         5             204                 238               447

                                                Home Fashions
13 Weeks Ended 09/01/01            Apparel      and Accessories        Other             Total
-----------------------            -------      ---------------      ---------         ---------
External sales                     $14,215          $3,254              $2,432           $19,901
Intersegment sales                   2,165              --                 148             2,313
Operating income                    (2,958)            189                 (32)           (2,801)

                                                              13 WEEKS ENDED
                                                            -------------------
PROFIT OR LOSS                              AUGUST 31, 2002                      SEPTEMBER 01, 2002
--------------                              ---------------                      ------------------
Total operating income (loss) for segments    $     447                             $ (2,801)

Total other income                                1,133                                1,481
                                              ---------                             --------
                                              $   1,580                             $ (1,320)
Income (loss) before taxes on income          =========                             ========


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


                                      (17)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Third Quarter and Nine Months
FISCAL 2002 COMPARED TO FISCAL 2001

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to the Plan. The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion, pursue a sale of the business as a going concern and, if the Company's Board of Directors deems it advisable, engage financial advisors to assist with the sale of the business. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002.

In addition, pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders, the ESOP was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP.

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of August 31, 2002. As of August 31, 2002, the balance of the loans outstanding was $221,000.

Net sales for the third quarter of fiscal 2002 were $17,920,000 as compared to $19,901,000 in the similar 2001 period, a decrease of $1,981,000 or 10.0%. For the nine months ended August 31, 2002, net sales were $49,532,000, a decline of $13,376,000, or 21.3% from 2001. Such decreases were caused substantially by lower volume, as business conditions within the domestic textile industry remained depressed, and continued low-cost foreign imports which have taken a sustained toll on the U.S. manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the fourth quarter.

Gross margins as a percentage of sales for the third quarter of fiscal 2003 increased to 14.2% from 3.3% as compared to the similar 2001 period. A more favorable product mix and the consolidation of three of our manufacturing facilities reducing costs relating to employee termination, decrease in depreciation and other related costs resulted in the higher gross margins. For the nine months ended August 31, 2002, gross margins increased to 12.8% compared to 2.3% in the similar 2001 period. For the three months ended August 31, 2002 and September 1, 2001, no adjustments to LIFO inventory reserves were required. For the nine months ended August 31, 2002, an increase in LIFO reserves of $490,000 was recorded. This was due to the liquidation of certain LIFO layers and higher average FIFO prices. In the same nine months in 2001, a reduction in LIFO inventory reserves benefited margins in the amount of $628,000.


                                      (18)


For the 39 weeks ended September 1, 2001, the financial results include a charge of $6,983,000 for the asset impairment and restructuring charges as a result of the Company's consolidation of its manufacturing facilities. Such fixed assets are comprised of buildings and machinery and equipment from the knitting, dyeing, and finishing activities of the business. The marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery. Additionally, during the 13 weeks and 39 weeks ended September 1, 2001, the Company expended approximately $967,000 and $1,025,000, respectively, to remove and transfer machinery and equipment to the Company's Mohican Mills facilities, which was included in the asset impairment and restructuring charges.

Selling, general and administrative expenses in the current quarter decreased by $396,000, or 15.9%. For the nine months ended August 31, 2002, selling, general and administrative expenses decreased by $1,505,000 or 18.5%. Reduced expenses related primarily to the reduced number of employees and related expenses, moving executive offices and showroom facilities to smaller premises and decreased expenses as a result of the continued effectiveness of cost containment programs.

In March 2002, the Company settled a dispute without admitting liability for $750,000. See Note 12 to the Condensed Consolidated Financial Statements.

Interest and dividend income for the current quarter decreased by $715,000. On June 24, 2002, the Company distributed an initial liquidating distribution of $10.00 per share, or $52,380,000. Accordingly, the Company had average lower invested balances. The Company also invested a large portion of its portfolio in United States Treasury obligations resulting in lower risks and lower yields.

In the third quarter of 2002, the Company realized gains from the sale of investment securities of $788,000, compared to $428,000 in last year's third quarter.

The effective income tax rate for the third quarter of 2002 was 36.1%. There was no tax expense or benefit in last year's third quarter.

As a result of these factors, the Company had net income of $1,010,000 (or $0.19 per share) and $1,959,000 (or $0.38 per share) for the 13 and 39 weeks ended August 31, 2002, respectively. For the 13 weeks ended September 1, 2001, the Company had a net loss of $1,320,000, including asset impairment and restructuring charges of $967,000. For the 39 weeks ended September 1, 2001, the Company had a net loss of $6,755,000, including asset impairment and restructuring charges of $5,510,000, net of income tax benefit. For the 13 weeks ended September 1, 2001, basic and diluted losses per share were $0.25, including asset impairment and restructuring charges of $0.18 per share. For the 39 weeks ended September 1, 2001, basic and diluted losses per share were $1.28 including asset impairment and restructuring charges of $1.05 per share


                                      (19)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities amounted to $5,431,000 and $9,511,000 for the 39 weeks ended August 31, 2002 and September 1, 2001, respectively. Of the decrease, major changes were as follows: $6,743,000 relates to comparative changes in accounts receivable, $1,696,000 to inventories, $2,073,000 to depreciation and amortization, $458,000 to current and other assets and $5,958,000 to non-cash asset impairment and restructuring charges. These decreases were offset by an $8,714,000 increase in net income, $1,200,000 in deferred income taxes and $3,017,000 attributable to accounts payable and other current liabilities.

For the nine months ended August 31, 2002, proceeds from sales of investment securities were $41,528,000 as compared to the acquisition of $14,643,000 in investment securities in the comparative 2001 period. In the nine months ended August 31, 2002, the Company used the proceeds for the initial distribution of $10.00 per share or $52,380,000. In the nine months period ending September 1, 2001, approximately $12,000,000 of the net acquisitions of investment securities was in cash and cash equivalents. The Company has invested these funds in high quality, investment grade, taxable bonds.

Capital expenditures for the nine months ended August 31, 2002 were $205,000, compared to $352,000 in the comparable 2001 period.

Stockholders' equity was $71,704,000 ($13.69 book value per share) at August 31, 2002, as compared to $120,503,000 ($23.14 book value per share) at the previous fiscal year-end December 1, 2001, and $123,861,000 ($23.54 book value per share) at the end of the comparative 2001 third quarter. The reduction in stockholders' equity was primarily due to the liquidating dividend of $10.00 per share declared on May 30, 2002 by the Company's Board of Directors, which was paid on June 24, 2002.

Management believes that the Company's current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain manufacturing facilities for the next twelve months.

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


                                      (20)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2001 and the nine months ended August 31, 2002, that custodian had approximately $16 million and $10 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At August 31, 2002, that custodian had approximately $10 million of the Company's cash under investments, which were invested in U.S. Treasury obligations. In June 2002, the Company liquidated $8,000,000 from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of August 31, 2002 and December 1, 2001, 11% and 18%, respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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


                                      (21)

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


                             CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                                      (22)

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

      99.1        Certification by Samson Bitensky pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2        Certification by David A. Miller pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b)       Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter ended
         August 31, 2002.




                                      (23)

                                   SIGNATURES
--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 15, 2002                      FAB INDUSTRIES, INC.



                                             By: /s/ Samson Bitensky
                                                 ----------------------------
                                                     Samson Bitensky
                                             Chairman of the Board and
                                             Chief Executive Officer



                                             By: /s/ David A. Miller
                                                 -----------------------------
                                                     David A. Miller
                                             Vice President-Finance, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)



                                      (24)

CERTIFICATIONS

I, Samson Bitensky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002


                                         /s/ Samson Bitensky
                                         ------------------------------
                                         Name:   Samson Bitensky
                                         Title:  Chief Executive Officer


                                      (25)

CERTIFICATIONS


I, David A. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002


                                         /s/ David A. Miller
                                         ------------------------------
                                         Name:   David A. Miller
                                         Title:  Chief Financial Officer



                                      (26)