Form 10-K
period 2002-12-31
FAB INDUSTRIES INC
filed 2003-02-28
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended November 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

                  Yes           [X]             No              [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act)

                  Yes           [_]             No              [X]

         The aggregate market value at June 3, 2002 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $29,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 11, 2003, there were outstanding 5,238,015 shares of Common Stock, $.20 par value.

         DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10K pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K


ITEM NUMBER                                                                 PAGE
-----------                                                                 ----


PART I.........................................................................1
         Item 1. Business......................................................1
         Item 2. Properties....................................................4
         Item 3. Legal Proceedings.............................................5
         Item 4. Submission of Matters to a Vote of Security-Holders...........6

PART II........................................................................6
         Item 5. Market for Common Equity and Related Stockholder Matters......7
         Item 6. Selected Consolidated Financial Data..........................7
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................7
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..13
         Item 8. Financial Statements and Supplementary Data..................13
         Item 9. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................13

PART III......................................................................14
         Item 10. Directors and Executive Officers............................14
         Item 11. Executive Compensation......................................15
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management..................................................15
         Item 13. Certain Relationships and Related Transactions..............15
         Item 14. Controls and Procedures.....................................15

PART IV.......................................................................16
         Item 15. Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.................................................16

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

         The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover the full value of its property, plant and equipment. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002.

         In addition, pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders, the Employee Stock Ownership Plan (the "ESOP") was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The liquidating distribution paid on the ESOP shares allocated to participants are being held in a money market account under the ESOP and the shares plus the liquidating distribution will be paid to participants following approval of the ESOP plan termination by the Internal Revenue Service.

         Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of November 30, 2002. As of November 30, 2002, the balance of the loans outstanding was $221,000.

OPERATIONS

         Fab is a leading supplier of knitted fabrics and lace in the domestic textile industry. The Company currently operates in three segments: (1) Apparel Fabrics, (2) Home Fashions and Accessories, and (3) Other, consisting of the Gem Urethane operation, the Over-the-Counter Retail operation, located at the Salisbury Manufacturing facility, and Industrial Fabrics.

         APPAREL FABRICS

         The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for women and children, including dresses and sportswear, children's sleepwear, activewear, swimwear, and recreational apparel.

         These fabrics are sold and marketed through the Company's Warp Knit and Circular Knit Business Units. The fabrics are sold primarily in piece dyed form, as well as "PFP" (prepared for printing), and heat transfer printed configurations.

         Fab's raschel lace products are sold to manufacturers of intimate apparel products consisting of lingerie, daywear, panty, bra and foundations, ladies' sportswear, children's wear, swimwear, home furnishing, accessories, and hobby and crafts.

         The Company's laces are sold in both narrow and all-over constructions. Narrow band laces are offered with scalloped or galloon edges in rigid and stretch constructions. All-over laces are offered with either straight or galloon edges in rigid and stretch constructions utilizing both spandex and helenca nylon.

         Fab's lace products are sold to manufacturers of intimate apparel through the Raval Designer and Wiener Lace divisions. The Raval Lace division sells and markets laces to manufacturers and jobbers of dresses and sportswear, blouses, other related outwear industries, and to the home furnishing and bedding industry.

         The Company's subsidiary, SMS Textiles, Inc. ("SMS"), specializes in wide elastic fabrics for sale to manufacturers of intimate apparel, swimwear, athleticwear, and sportswear.

         Fab's Lida Stretch Fabrics Division specializes in circular knit products blending nylon, cotton, polyester, and rayon with spandex to create stretch fabrics in a variety of constructions. These fabrics are sold as piece and yarn dyes to the ready-to-wear, aerobicwear, swimwear, and intimate apparel markets. The broad range of products includes jerseys, ribs, jacquards, and failles.

         The Company also offers a comprehensive line of heat transfer prints for sleepwear, robewear, outerwear, and activewear applications.

         HOME FASHIONS AND ACCESSORIES

         The Company sells its fabrics and laces directly to manufactures in the home fashion and bedding-related industries.

         In addition, Fab utilizes its own fabrics and laces to internally produce flannel and satin sheets, blanket products, comforters, and other bedding-related products, which are sold to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions through the Company's subsidiary, Salisbury Manufacturing Corporation.

         OTHER

         Included in this segment is (1) Gem Urethane Corporation, (2) the Over-the-Counter Retail operation, and (3) Industrial and other miscellaneous non-apparel fabrics.

         The Company's subsidiary, Gem Urethane produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial, and consumer markets.

         In addition, Gem Urethane does toll laminating and converting for these markets as well as a fire resistant fabric, Sandel(R), through its subsidiary Sandel International, to the seating, transportation and military markets.

         The Company also sells its fabrics and laces to the over-the-counter retail market through its retail manufacturing operation located at the Salisbury Manufacturing plant. Internally produced fabrics and laces are transported to the Salisbury Manufacturing facility where the fabrics and laces are "doubled and rolled" on specialized equipment, packaged, and then shipped to various over-the counter retail customers.

         The Company also manufactures various engineered fabrics for specific industrial and institutional end-uses, including Velcro-UBL (unbroken loop) constructions, laminating and coating substrates, linings, and filtration.

GENERAL

         We engage in research and product development activities to create new fabrics and styles to meet the continually changing demands of our customers. Direct expenditures in this area aggregated $3,206,000 in fiscal 2000, $1,999,000 in fiscal 2001, and $1,690,000 in fiscal 2002. Through these efforts, we have developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's, and children's apparel in both domestic and foreign markets. Similarly, we have also developed a full line of flannel and satin sheets and blankets, including specialty blankets for the airline and cruise lines, and health care institutions.

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

         We do not believe our backlog of firm orders is a material indicator of future business trends because goods subject to such orders are shipped within two to ten weeks depending on the availability of yarn and other raw materials. On average, orders are filled within six weeks.

         During fiscal 2002, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales. Our export sales are not material.

SUPPLIES OF RAW MATERIALS

         We have not experienced difficulties in obtaining sufficient yarns, chemicals, dyes and other raw materials and supplies to maintain full production. We do not depend upon any single source of supply, and alternative sources are available for most of the raw materials used in our business.

INVENTORIES

         We maintain adequate inventories of yarns and other raw materials to ensure an uninterrupted production flow. Greige and finished goods are maintained as inventory to meet varying customer demand and delivery requirements. We must maintain adequate working capital, because credit terms available to customers normally exceed credit terms extended to us by suppliers of raw materials.

COMPETITION

         Fab is engaged in a highly competitive global business which is based largely upon price, product quality, service and general consumer demand for the Company's finished goods. The portion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. Our sales have declined from approximately $151,000,000 in 1998 to approximately $63,000,000 in 2002, largely as a result of increased foreign competition.

SEGMENT INFORMATION

         See Note 14 of the Notes to Consolidated Financial Statements.


EMPLOYEES

         At February 8, 2003, the Company employed approximately 620 people, of whom approximately 585 are employed by our subsidiaries. The employees are not represented by unions. We consider relations with our employees to be satisfactory. The number of our employees has declined from approximately 1,600 at the end of 1998 to approximately 620 on February 8, 2003.

ITEM 2.  PROPERTIES.

         The Company conducts its manufacturing operations in Lincolnton and Salisbury, North Carolina, and Amsterdam, New York.

         Yarn receiving and storage, dye and chemical receiving and storage, knitting operations, and dyeing and finishing operations are conducted at the Mohican Mills facility. These operations more specifically include tricot (warp knit) and raschel warping, tricot knitting, raschel lace knitting, wide elastic/stretch raschel knitting, circular and double-knit knitting, dyeing, framing, surface finishing including sueding, napping, shearing, heat transfer printing, lace separation, all facility-wide quality operations, laboratory testing and certification, yielding, packaging, and shipping.

         The Mohican Mills facility also processes and serves as a warehouse for griege and finished fabrics and lace.

         The Salisbury facility is the site of our consumer and institutional finished products manufacturing, the Over-The-Counter Retail Operation, and the Company's Mill Outlet Store.

         The Gem Urethane plant in Amsterdam, New York utilizes approximately 106,000 square feet for production.

         Fab closed two manufacturing plants, Travis Knits in Cherryville, North Carolina and Adirondack Knitting in Amsterdam, New York, during the first week of July 2001. In addition, on November 16, 2001, Fab closed its manufacturing plant in Maiden, North Carolina. The manufacturing operations of each of these facilities were consolidated into the Company's Mohican Mills facility located in Lincolnton, North Carolina. The Company is attempting to sell its plants in Cherryville and Maiden, North Carolina.

         Over the past two years, the Company has reduced the floor space of its executive offices and showroom facilities in its New York City headquarters.

         The following table sets forth the location of each of Fab's current manufacturing facilities, its current principal use, if any, approximate floor space and, where leased, the lease expiration date. There are no mortgages or other encumbrances on any of our facilities. All the Company's operating facilities are in good operating condition and repair.

                                                                        APPROXIMATE                    LEASE
LOCATION                             PRINCIPAL USE                      FLOOR SPACE               EXPIRATION DATE
--------                             -------------                      -----------               ---------------
Lincolnton,                          Dyeing and finishing,              630,550 sq.ft.             (1)
North Carolina                       raschel and tricot
                                     knitting, circular single and
                                     double knitting, tricot and
                                     raschel warping, printing
                                     and warehousing.

Lincolnton, North Carolina           Warehouse                          55,000 sq. ft.             (1)

Maiden, North Carolina               (3)                                224,013 sq.ft.             (1)

Salisbury, North Carolina            Manufacturing finished consumer    125,000 sq.ft.             (1)
                                     and institutional products and
                                     retail and over-the- counter
                                     fabrics

Amsterdam, New York                  Laminated fabrics, fire fighting   106,000 sq.ft.             (2)
                                     material manufacturing
                                     operations and bonding and
                                     laminating

Cherryville, North Carolina          (3)                                197,000 sq. ft.            (1)

New York, New York                   Executive offices and showroom     5,753 sq. ft               7/31/05
                                     facilities
---------------------------
(1)  Company owned.
(2)  The lease currently runs from month to month.
(3)  These facilities were closed during 2001 and are currently subject to a brokerage sale agreement. Manufacturing operations were consolidated into
     Fab's Mohican Mills facility located in Lincolnton, North Carolina.

         All of our facilities are constructed of brick, steel or concrete, and we consider all facilities to be adequate and in good operating condition and repair.

ITEM 3.  LEGAL PROCEEDINGS.

         During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action related to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The case was removed to the United States District Court of California. Salisbury and the Company denied any wrongdoing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court-ordered conference, the Company settled this issue without admitting liability. On April 12, 2002, the Company paid SFN $750,000 in exchange for a complete release of all claims.

         A number of claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

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

         FISCAL 2002                         HIGH              LOW
         -----------                         ----              ---
First Quarter...........................     $ 18.70           $ 12.75

Second Quarter..........................     $ 19.05           $ 17.50

Third Quarter...........................     $  8.67           $  7.70

Fourth Quarter..........................     $  9.00           $  6.90

         FISCAL 2001
         -----------
First Quarter...........................     $ 14.87           $ 11.30

Second Quarter..........................     $ 15.00           $ 11.50

Third Quarter...........................     $ 14.50           $ 13.75

Fourth Quarter..........................     $16.25            $12.55

         At February 6, 2003, there were approximately 479 holders of record of Common Stock. For fiscal 2001, quarterly dividends of $.10 per share were declared on February 22, 2001, May 3, 2001, August 15, 2001 and November 27, 2001. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002. The payment of further cash dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the status of the sale of our business, our earnings, our capital requirements and our financial condition.

         Subsequent to November 30, 2002, the Company has terminated all of its stock option plans. As a result, currently, there are no options outstanding or available for grant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
         (in thousands, except for share and per share data)

                                                                   AS AT OR FOR THE FISCAL YEAR ENDED
                                       --------------------------------------------------------------------------
                                       NOVEMBER       DECEMBER          DECEMBER         NOVEMBER        NOVEMBER
                                       30, 2002        1, 2001           2, 2000 (1)     27, 1999        28, 1998
                                       --------        -------          --------         --------        --------
Net Sales                               $62,965        $80,036          $118,185         $128,889        $151,436
Income (loss) before taxes                3,010       (15,488)             4,178            (338)           8,017
    on income (3)
Net income (loss) (3)                     1,970        (8,623)             3,033              517           6,017
Earnings (loss) per share:
     Basic                                  .38         (1.64)               .57              .10            1.07
     Diluted                                .38         (1.64)               .57              .10            1.06
Total assets                             81,229        131,528           151,412          152,178         160,403
Long-term debt                               --            311               362              409             486
Stockholders' equity                     64,571        113,503           123,855          123,788         130,527
Book value                                12.33          21.79             23.45            22.91           23.38
per share (2)
Cash dividends per share                  10.00            .40              .475              .70             .70
Weighted average number of
    shares outstanding:
     Basic                            5,222,812      5,258,353         5,336,958        5,414,687       5,627,788
     Diluted                          5,222,812      5,258,353         5,336,958        5,419,130       5,665,194
---------------------
(1)  Fifty-three week period.
(2)  Computed by dividing stockholders' equity by the number of shares outstanding at year-end.
(3)  Fiscal year ended December 1, 2001 amounts include asset impairment and restructuring charges of $14,530,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING ESTIMATES

         Our critical accounting estimates are those which we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions, is set forth below:

         Accruals and Contingencies

         We periodically assess the potential liabilities related to any lawsuits or claims brought against us, as well as for other known unasserted claims, including environmental, legal and tax matters. While it is typically very difficult to determine the timing and ultimate outcome of these matters, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of the loss can be reasonably estimated, in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," as amended. See Note 9 in the accompanying financial statements for additional information concerning our contingencies.

         Given the inherent uncertainty related to the eventual outcome of these matters and potential insurance recoveries, it is possible that all or some of these matters may be resolved for amounts materially different from any provisions or disclosures that we may have made with respect to their resolution. In addition as new information becomes available, we may need to reassess the amount of probable liability that needs to be accrued related to our contingencies. All such revisions in our estimates could materially impact our results of operations and financial position.

         We maintain an accrual for workers compensation, which is classified as other current liabilities in our consolidated balance sheets. We determine the adequacy of the accrual by periodically evaluating our historical experience and trends related to workers compensation claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accrual is overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

         Revenue Recognition

         We recognize our revenues upon shipment of the related goods. Allowances for estimated returns are provided when sales are recorded.

         Bad Debt

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Impairment of Long-lived Assets

         Whenever events or circumstances indicate that the carrying values of long-lived assets (including property, plant and equipment) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $13.2 million of impairment losses. We did not recognize any impairment losses in 2002 or 2000.

         We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. If actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis. Our operating results are also subject to the risks set forth under "Summary of Accounting Policies - Risk and Uncertainties."

RESULTS OF OPERATIONS

         FISCAL 2002 COMPARED TO FISCAL 2001

         Net sales for fiscal 2002 were $62,965,000 as compared to $80,036,000 in fiscal 2001, a decrease of 21.3%. The decrease was caused substantially by lower volume as business conditions within the domestic textile industry remained depressed, and low-cost foreign imports continued to take a toll on the U.S. textile manufacturing sector. These factors have negatively impacted sales and production.

         Apparel external sales for fiscal 2002 were $51.3 million, a decrease of $9.6 million or 15.8%, as compared to $60.9 million for fiscal 2001.

         Home Fashions and Accessories external sales for fiscal 2002 were $4.7 million, a decrease of $5.7 million or 55.0%, as compared to $10.4 million for fiscal 2001.

         Other external sales for fiscal 2002 were $7.0 million, a decrease of $1.8 million or 19.9%, as compared to $8.8 million for fiscal 2001.

         The decreases across our segments were due to a flood of low-priced imports from Asia, weak market conditions and a weak economy which has continued to take a toll on the U.S. textile manufacturing sector.

         The apparel and home fashions segments implemented measures beginning in fiscal 2001 to reduce operating costs including a reduction in the number of employees which reduced fixed overhead.

         Gross margins as a percentage of sales increased to 10.4% from 1.9% as compared to similar 2001 period. A more favorable product mix and the consolidation of three manufacturing facilities, combined with a reduction in costs due to employee terminations, a decrease in depreciation expense and other related costs resulted in the higher margins. Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $96,000 and $1,518,000 in fiscal 2002 and fiscal 2001, respectively.

         Management projects that in fiscal 2003 that gross margins will be fairly consistent with fiscal 2002 results tempered, however, by the continuing deterioration in domestic textile manufacturing due to foreign imports and currency valuation issues.

         The financial results for the fiscal year ended December 1, 2001 include a charge of $14,530,000, which includes $13,230,000 for the writedown of fixed assets to fair value less costs of disposal. Such fixed assets are comprised of machinery and equipment from the knitting, dyeing, and finishing activities of the business, and also include the building facilities in North Carolina. The marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery. Additionally, for the fiscal year ended December 1, 2001, the Company expended approximately $1,300,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility which was included in the asset impairment and restructuring charges.

         Selling, general and administrative expenses decreased by $2,376,000, or 24.4% as compared to fiscal year 2001. The decrease in expenses resulted primarily from the reduction in the number of employees and related expenses, moving executive offices and showroom facilities to smaller premises and the continued effectiveness of the cost containment programs. This decrease also resulted from the gain on sale of fixed assets totaling $817,000 for fiscal 2002.

         In March 2002, the Company settled a dispute without admitting liability for $750,000. See Note 16 to the consolidated financial statements.

         Apparel operating loss for fiscal 2002 was $0.7 million as compared to a operating loss of $22.3 million for fiscal 2001. A more favorable product mix and the consolidation of three manufacturing facilities, combined with a reduction in costs resulted in higher margins. In fiscal 2001, the financial results include a charge for impairment of fixed assets and restructuring charges of approximately $13.8 million.

         Home Fashions and Accessories operating loss for fiscal 2002 was $1.1 million compared to a operating income of $0.7 million for fiscal 2001. These decreases were due primarily to lower sales volume. Additionally, in fiscal 2002 the financial results includes a charge of $750,000 for settlement of a dispute without admitting liability. See Note 16 to the consolidated financial statements.

         Other segments operating income for fiscal 2002 was $0.2, million compared to an operating loss of $1.1 million for fiscal 2001. Higher margins and reduction of costs increased operating income. In fiscal 2001, the financial results include a charge of approximately $750,000 for impairment of fixed assets and a restructuring charge.

         Interest and dividend income decreased by $1,876,000, or 43.7% as compared to fiscal 2001. On June 24, 2002, the Company distributed an initial liquidating distribution of $10.00 per share, or $52,380,000. Accordingly, the Company had lower average invested balances which were invested primarily in United States Treasury obligations resulting in lower risks and lower yields. The Company realized gains from the sale of investment securities of $2,179,000 in fiscal 2002 as compared to $3,025,000 in fiscal 2001.

         The effective income tax rate for fiscal 2002 was 34.6% compared to a tax benefit of 44.3% for fiscal 2001. The fiscal 2001 tax benefit included approximately $1.5 million of certain tax reserves recorded in prior years, which were reversed in the fourth quarter of fiscal 2001 due to changes in estimates for tax contingency items.

         As a result of these factors, the Company generated net income of $1,970,000, or $.38 basic and diluted per share in fiscal 2002. In fiscal 2001, the Company had a net loss of $8,623,000 which included asset impairment and restructuring charges of $9,590,000 net of income tax benefit. For fiscal 2001, basic and diluted losses per share were $1.64, including asset impairment and restructuring charges of $1.82 per share.

FISCAL 2001 COMPARED TO FISCAL 2000

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

         As a result of the consolidation of the manufacturing facilities and the announcement to pursue a sale of the business as part of a plan of liquidation, the results for fiscal year ended December 1, 2001 include asset impairment and restructuring charges of $14,530,000, including $13,230,000 for the writedown of fixed assets to fair value less costs of disposal. Such fixed assets are comprised of machinery and equipment from the knitting, dyeing, and finishing activities of the business, and also include the building facilities in North Carolina. Management believes the marketability of the assets held for disposal are subject to worldwide economic conditions which can affect the sale of such buildings and machinery. Additionally, for the fiscal year ended December 1, 2001, the Company expended approximately $1,300,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility which was included in the asset impairment and restructuring charges. The Company expects to incur expenditures to maintain the facilities to be disposed of until such sales occur. The above charges for the asset impairment and restructuring charges apply mainly to the apparel segment with a small portion to the other segment.

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

         We realized a tax benefit for fiscal 2001 which had an effective tax rate of 44.3%, as compared to an effective income tax rate of 27.4% in fiscal 2000. Fiscal 2001's tax benefit includes approximately $1.5 million of certain tax reserves recorded in prior years, which were reversed in the fourth quarter of fiscal 2001 due to changes in estimates for tax contingency items.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in fiscal 2002 amounted to $8,758,000, as compared to $10,074,000 in fiscal 2001. Of this decrease, major changes were as follows: $3,285,000 relates to comparative changes in accounts receivable, $3,134,000 to inventories, $2,466,000 to depreciation and amortization, $556,000 to gain on disposition of fixed assets, and $13,241,000 to non-cash assets impairment and restructuring charges. These decreases were offset by $10,953,000 increase in net income, $6,593,000 in deferred income taxes, $219,000 to current and other assets, $846,000 to net gain on investment securities and $2,697,000 attributable to accounts payable, accruals and other liabilities.

         For the fiscal year ended November 30, 2002, proceeds from sales of investment securities were $38,650,000 as compared to the acquisitions of $15,681,000 in investment securities for the fiscal year ended December 1, 2001. For the fiscal year ended November 30, 2002, the Company used proceeds for the initial distribution of $10.00 per share or $52,380,000. In the fiscal year ended December 1, 2001 approximately $12,000,000 of the net acquisitions of invested securities was in cash and cash equivalents. The Company has invested these funds in high quality investment grade taxable bonds. Our investment securities, all classified as available-for-sale, had a fair market value of $45,551,000 and $82,021,000 at fiscal year-end 2002 and 2001, respectively. See
Note 2 of the Notes to Consolidated Financial Statements for further details about the investment portfolio.

         Capital expenditures for fiscal 2002 were $225,000 as compared to $703,000 in fiscal 2001.

         Stockholders' equity was $64,571,000, or $12.33 book value per share at the end of fiscal 2002, as compared to $113,503,000, or $21.79 book value per share, at the previous fiscal year end. The reduction in stockholders' equity was primarily due to the liquidating dividend of $10.00 per share or $52,380,000 declared on May 30, 2002 by the Company's Board of Directors, which was paid on June 24, 2002.

         Management believes that our current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain our manufacturing facilities for the next twelve months.

INFLATION

         Management does not believe that the effects of inflation have had a significant impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

         Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of them or other variations of them or comparable terminology.

         Factors that could have a material adverse effect on our operations and furutre prospects include, but are not limited to: our ability to find qualified buyers for our assets; overall economic and business conditions; our continuing ability to support the demand for our goods and services; competitive factors in the industries in which we compete; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; material contingencies provided for in a sale of our assets; de-listing of our common stock from the American Stock Exchange; our ability to retain key employees through any wind down period; and any litigation arising as a result of our plan to wind down our operations. These risks and uncertainties should be considered in evaluating any forward-looking statements contained in the Form 10-K.

         We undertake no obligation to update or revise an forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As previously reported on our Current Report on Form 8-K dated September 17, 2001 and our Annual Report on Form 10-K for the fiscal year ended December 1, 2001, by letter dated September 11, 2001, Ernst & Young, LLP ("Ernst & Young") resigned as our independent accountants. Ernst & Young's resignation became effective on September 25, 2001, the date that we engaged BDO Seidman, LLP as our new independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers as of February 13, 2003.

NAME                            AGE       POSITIONS AND OFFICES

Samson Bitensky............     83        Chairman of the Board of Directors and
                                          Chief Executive Officer

Steven Myers...............     54        President, Chief Operating Officer

David A. Miller............     65        Vice President-Finance, Treasurer, and
                                          Chief Financial Officer

Jerry Deese................     51        Vice President-Controller of Plant
                                          Operations

Sam Hiatt .................     55        Vice President-Sales

Mark J. Goldberg...........     54        Vice President

Bruce Chroback.............     41        Assistant Treasurer and Controller

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

         BRUCE S. CHROBACK, a C.P.A., has been employed by Fab since 1996 and has held various senior financial positions with the Company. He has served as Assistant Treasurer and Controller since May 3, 2001.

         Other information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

10.21    -        Third Lease Modification Agreement dated April 24, 2000
                  between 200 Madison Associates, L.P. and the Company, incorporated by reference to Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended November
                  30, 2001.

*10.22   -        Fourth Lease Modification Agreement dated April 11, 2002
                  between 200 Madison Associates, L.P. and the Company.

10.23    -        Lease dated as of March 1, 1979 between City of Amsterdam
                  Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.24    -        Lease dated as of January 1, 1977 between City of Amsterdam
                  Industrial Development Agency and Lamatronics Industries,
                  Inc., incorporated by reference to Exhibit 10.19 to the 1993
                  10-K.

10.25    -        Form of indemnification agreement between the Company and its officers and directors, incorporated by reference to Exhibit
                  10.20 to the 1993 10-K.

10.26    -        Fab Industries, Inc. Employee Stock Ownership Plan effective as of Nov. 25, 1991, incorporated by reference to Exhibit
                  10.24 to the 1993 10-K.

10.27    -        Amendment dated September 21, 1995 to the Employee Stock
                  Ownership Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.28    -        Fab Industries, Inc. Non-Qualified Executive Retirement Plan
                  dated as of November 30, 1990, incorporated by reference to
                  Exhibit 10.25 to the 1993 10-K.

10.29    -        Fab Industries, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement dated May 6, 1999, File No. 1-5901.

10.30    -        Fab Industries, Inc. 2001 Stock Incentive Plan, incorporated by reference to Exhibit B to the Proxy Statement dated April
                  2, 2001, File No. 1-5901.

*10.31   -        Form of loan agreement, dated May 30, 2002, entered into
                  between Fab Industries, Inc. and certain of its executive officers and directors.

  21     -        Subsidiaries of the Company, incorporated by reference to
                  Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

*99.1    -        Certification of Chief Executive Officer pursuant to U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2    -        Certification of Chief Financial Officer pursuant to U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

*    Filed herewith.


        (b)       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              FAB INDUSTRIES, INC.
                                AND SUBSIDIARIES







                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                                FORM 10-K ITEM 8
                      FISCAL YEARS ENDED NOVEMBER 30, 2002, DECEMBER 1, 2001 AND
                                                                DECEMBER 2, 2000

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

            FISCAL YEARS ENDED NOVEMBER 30, 2002, DECEMBER 1, 2001,
                              AND DECEMBER 2, 2000

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3
REPORT OF INDEPENDENT AUDITORS                                               F-4


CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                            F-5
   Statements of operations                                                  F-6
   Statements of stockholders' equity                                        F-7
   Statements of cash flows
                                                                             F-8
SUMMARY OF ACCOUNTING POLICIES                                        F-9 - F-16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-17 - F-43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of November 30, 2002 and December 1, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. Our audits also included the 2002 and 2001 schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provides a reasonable basis for our opinion.

As discussed in the summary of accounting policies, on March 1, 2002, the Company's Board of Directors adopted resolutions, which authorize, subject to stockholders approval, the sale of the business pursuant to a plan of liquidation. The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries at November 30, 2002 and December 1, 2001, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended November 30, 2002 and December 1, 2001.

/s/ BDO SEIDMAN, LLP
--------------------
New York, New York
February 15, 2003

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Fab Industries, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Fab Industries, Inc. and subsidiaries for the year ended December 2, 2000. Our audit also included the 2000 financial statement schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Fab Industries, Inc. and subsidiaries and their cash flows for the year ended December 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2000 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
---------------------
Charlotte, North Carolina
February 16, 2001

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                          NOVEMBER 30, 2002      DECEMBER 1, 2001
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Note 1)                                     $    3,146,000         $    6,742,000
   Investment securities available-for-sale (Note 2)                          45,551,000             82,021,000
   Accounts receivable, net of allowance of $1,000,000 and $600,000
      for doubtful accounts                                                    7,548,000             10,668,000
   Inventories (Note 3)                                                        8,386,000             12,335,000
   Other current assets                                                          867,000              1,617,000
---------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                  65,498,000            113,383,000
PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 4)                                  12,007,000             14,065,000
DEFERRED TAX ASSET (NOTE 8)                                                      528,000                826,000
OTHER ASSETS (NOTE 7)                                                          3,196,000              3,254,000
---------------------------------------------------------------------------------------------------------------------
                                                                             $81,229,000           $131,528,000
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                       $    2,858,000         $    3,661,000
   Corporate income and other taxes                                            1,980,000              1,787,000
   Accrued payroll and related expenses                                          903,000              1,318,000
   Dividends payable                                                                  --                521,000
   Other current liabilities                                                     940,000                816,000
   Deferred income taxes (Note 8)                                                  9,000                269,000
---------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                              6,690,000              8,372,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES (NOTE 5)
                                                                                      --                311,000
OTHER NONCURRENT LIABILITIES (NOTE 7)                                          2,968,000              2,342,000
---------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                      9,658,000             11,025,000
---------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)
REDEEMABLE COMMON STOCK (NOTE 9)                                               7,000,000              7,000,000
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 2, 6, 7, AND 9):
   Preferred stock, $1 par value - shares authorized 2,000,000;
      none issued                                                                     --                     --
   Common stock, $.20 par value - shares authorized 15,000,000;
      issued 6,724,944 and 6,591,944                                           1,345,000              1,319,000
   Additional paid-in capital                                                         --              6,967,000
   Retained earnings                                                         100,455,000            144,224,000
   Loan to employee stock ownership plan                                              --             (3,957,000)
   Accumulated other comprehensive gain                                          229,000                334,000
   Cost of common stock  held in treasury - 1,486,929 and
      1,383,574 shares                                                       (37,237,000)           (35,384,000)
   Notes receivable from stockholders (Note 6)                                  (221,000)                    --
---------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                            64,571,000            113,503,000
---------------------------------------------------------------------------------------------------------------------
                                                                             $81,229,000           $131,528,000
=====================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

=====================================================================================================================
FISCAL YEAR ENDED
---------------------------------------------------------------------------------------------------------------------
                                                                 NOVEMBER 30,        DECEMBER 1,         DECEMBER 2,
                                                                    2002                 2001              2000 (1)
---------------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 14)                                            $  62,965,000     $   80,036,000       $ 118,185,000
COST OF GOODS SOLD                                                56,412,000         78,518,000         106,756,000
---------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                               6,553,000          1,518,000          11,429,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       7,372,000          9,748,000          12,465,000
ASSET IMPAIRMENT AND RESTRUCTURING CHARGES (NOTE 12)                      --         14,530,000                  --
OTHER EXPENSE (NOTE 16)                                              750,000                 --                  --
---------------------------------------------------------------------------------------------------------------------
        OPERATING LOSS                                            (1,569,000)       (22,760,000)         (1,036,000)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
   Interest and dividend income (Note 11)                          2,413,000          4,289,000           4,000,000
   Interest expense                                                  (13,000)           (42,000)            (86,000)
   Net gain on investment securities (Note 2)                      2,179,000          3,025,000           1,300,000
---------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME                                         4,579,000          7,272,000           5,214,000
---------------------------------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE TAXES ON INCOME                       3,010,000        (15,488,000)          4,178,000
INCOME TAX EXPENSE (BENEFIT) (NOTE 8)                              1,040,000         (6,865,000)          1,145,000
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              $   1,970,000     $   (8,623,000)      $   3,033,000
=====================================================================================================================
EARNINGS (LOSS) PER SHARE (NOTE 13):
   Basic                                                       $         .38     $        (1.64)      $         .57
   Diluted                                                     $         .38     $        (1.64)      $         .57
=====================================================================================================================
CASH DIVIDENDS DECLARED PER SHARE                              $       10.00     $          .40       $        .475
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

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


(1) 53 WEEKS

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                  COMMON STOCK                                                 ACCUMULATED
                                            -----------------------   ADDITIONAL                  LOAN TO        OTHER
                                               NUMBER                  PAID-IN      RETAINED  EMPLOYEE STOCK  COMPREHENSIVE
                                  TOTAL      OF SHARES      AMOUNT     CAPITAL      EARNINGS  OWNERSHIP PLAN  INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------
Balance, November 27, 1999   123,788,000     6,591,944    1,319,000    6,967,000  154,445,000   (5,537,000)    (411,000)
Net income - fiscal 2000       3,033,000            --           --           --    3,033,000           --           --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                      114,000            --           --           --           --           --      114,000
                                --------                                                                             --
Total comprehensive income     3,147,000            --           --           --           --           --           --
Cash dividends                (2,531,000)           --           --           --   (2,531,000)          --           --
Purchase of treasury stock    (1,339,000)           --           --           --           --           --           --
Payment of loan from ESOP        790,000
   (Note 7)                                         --           --           --           --      790,000           --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 2, 2000    123,855,000     6,591,944    1,319,000    6,967,000  154,947,000   (4,747,000)    (297,000)

Net loss - fiscal 2001        (8,623,000)           --           --           --   (8,623,000)          --           --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                      631,000            --           --           --           --           --      631,000
                                --------
Total comprehensive loss      (7,992,000)           --           --           --           --           --           --
Cash dividends                (2,100,000)           --           --           --   (2,100,000)          --           --
Purchase of treasury stock    (1,050,000)           --           --           --           --           --           --
Payment of loan from ESOP        790,000
   (Note 7)                                         --           --           --           --      790,000           --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 2001    113,503,000     6,591,944    1,319,000    6,967,000  144,224,000   (3,957,000)     334,000
Net income - fiscal 2002       1,970,000            --           --           --    1,970,000           --           --
Minimum pension liability
   adjustment of $164,000,
   net of tax benefit of
   $59,000                      (105,000)           --           --           --           --           --     (105,000)
                               ---------                                                                      ---------
Total comprehensive income     1,865,000            --           --           --           --           --           --
Cash dividends               (52,380,000)           --           --   (6,641,000) (45,739,000)          --           --
Acceleration of stock            418,000
   options (Note 6)                                 --           --      418,000           --           --           --
Exercise of stock options      1,445,000
   (Note 6)                                    133,000       26,000    1,640,000           --           --           --
Purchase of treasury stock      (280,000)           --           --       17,000           --           --           --
Termination of Employee
   Stock Ownership Plan               --            --           --   (2,401,000)                3,957,000           --
----------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002   $64,571,000     6,724,944   $1,345,000           --  $100,455,000          --     $229,000
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================

--------------------------------------------------------------------
                                    TREASURY STOCK          NOTES
                               ------------------------   RECEIVABLE
                                  NUMBER                    FROM
                                OF SHARES       COST    STOCKHOLDERS
--------------------------------------------------------------------
Balance, November 27, 1999     (1,188,389)  (32,995,000)
Net income - fiscal 2000               --            --          --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                            --            --          --
Total comprehensive income             --            --          --
Cash dividends                         --            --          --
Purchase of treasury stock       (122,069)   (1,339,000)         --
Payment of loan from ESOP
   (Note 7)                            --            --          --
--------------------------------------------------------------------
Balance, December 2, 2000      (1,310,458)   (34,334,000)        --
Net loss - fiscal 2001                 --            --          --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                            --            --          --
Total comprehensive loss               --            --          --
Cash dividends                         --            --          --
Purchase of treasury stock        (73,116)   (1,050,000)         --
Payment of loan from ESOP
   (Note 7)                            --            --          --
--------------------------------------------------------------------
Balance, December 1, 2001      (1,383,574)  (35,384,000)         --
Net income - fiscal 2002               --            --          --
Minimum pension liability
   adjustment of $164,000,
   net of tax benefit of
   $59,000                             --            --          --
Total comprehensive income             --            --          --
Cash dividends                         --            --          --
Acceleration of stock
   options (Note 6)                    --
Exercise of stock options
   (Note 6)                            --            --    (221,000)
Purchase of treasury stock        (16,899)     (297,000)         --
Termination of Employee
   Stock Ownership Plan           (86,456)   (1,556,000)         --
--------------------------------------------------------------------
Balance, November 30, 2002     (1,486,929) $(37,237,000)  $(221,000)
--------------------------------------------------------------------
====================================================================


                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)

============================================================================================================================
                                                                             NOVEMBER 30,      DECEMBER 1,       DECEMBER 2,
FISCAL YEAR ENDED                                                                2002             2001              2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   1,970,000    $  (8,623,000)    $   3,033,000
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for doubtful accounts                                          400,000          400,000           850,000
        Depreciation and amortization                                          2,143,000        4,609,000         5,864,000
        Deferred income taxes                                                     38,000       (6,555,000)          335,000
        Non-cash asset impairment and restructuring charges                           --       13,241,000                --
        Compensation relating to acceleration of stock options                   418,000               --                --
        Net gain on investment securities                                     (2,179,000)      (3,025,000)       (1,300,000)
        Gain on disposition of fixed assets                                     (817,000)        (261,000)         (106,000)
             Decrease (increase) in:
           Accounts receivable                                                 2,720,000        6,005,000         3,494,000
           Inventories                                                         3,949,000        7,083,000         4,584,000
           Other current assets                                                  750,000          922,000          (324,000)
           Other assets                                                           58,000         (333,000)          558,000
        Increase (decrease) in:
           Accounts payable                                                     (804,000)      (1,871,000)       (1,659,000)
           Accruals and other liabilities                                        112,000       (1,518,000)          833,000
----------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        8,758,000       10,074,000        16,162,000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (225,000)        (703,000)       (1,403,000)
   Proceeds from sale of property and equipment                                  957,000          725,000           379,000
   Proceeds from sales of investment securities                               38,650,000               --         2,816,000
   Acquisition of investment securities                                               --      (15,681,000)       (5,839,000)
----------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             39,382,000      (15,659,000)       (4,047,000)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                   (280,000)      (1,050,000)       (1,339,000)
   Principal repayment on loan to employee stock ownership plan                       --          790,000           790,000
   Dividends                                                                 (52,901,000)      (2,108,000)       (2,949,000)
   Exercise of stock options                                                   1,445,000               --                --
----------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                          (51,736,000)      (2,368,000)       (3,498,000)
----------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,596,000)      (7,953,000)        8,617,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   6,742,000       14,695,000         6,078,000
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  3,146,000     $  6,742,000     $  14,695,000
============================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

 BUSINESS Fab Industries, Inc. (the "Company") is a major manufacturer of knitted apparel fabrics, including laces and finished home products, as well as laminated fabrics. The Company's sales in fiscal 2002, 2001 and 2000 were primarily made to customers in the United States.

                                The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover the full value of its assets, particularly its property, plant and equipment. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which resulted in a payment to stockholders of $52,380,000 in June 2002.


 PRINCIPLES OF CONSOLIDATION    The financial statements include the accounts of
                                the Company and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and balances have been eliminated.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================
 FISCAL YEAR                    The Company's fiscal year ends on the Saturday
                                closest to November 30. Each of fiscal 2002 and 2001 had fifty-two weeks, and fiscal 2000 had fifty-three weeks.


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

                                Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2002 and fiscal 2001, that custodian had approximately $10 million and $16 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At November 30, 2002, that custodian had approximately $10 million of the Company's cash under investments, which were invested in U.S. Treasury obligations. In June 2002, the Company liquidated $8,000,000 from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                                Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of November 30, 2002 and December 1, 2001, 11% and 18%, respectively, of the accounts receivable outstanding were due from factors. The Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

 CASH EQUIVALENTS               The Company considers all highly liquid debt
                                instruments with original maturities of three months or less to be cash equivalents.


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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

 DERIVATIVE FINANCIAL           The Company is party to equity option
 INSTRUMENTS HELD OR ISSUED     contracts as part of its investing activities.
                                Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.

                                In accordance with SFAS No. 133, the Company's policy is to recognize all derivatives instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. Derivatives are used to hedge against fluctuations in the market value of equity securities.


 PROPERTY, PLANT AND EQUIPMENT  Property, plant and equipment are stated at cost. Depreciation is computed using principally the straight-line method. The range of estimated useful lives is 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles.


 LONG-LIVED ASSETS              The Company reviews the carrying values of its
                                long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During fiscal 2001, the Company recorded asset impairment and restructuring charges. See
                                Note 12 of the notes to the consolidated financial statements.


 RESEARCH AND DEVELOPMENT       Research and development costs are charged to
 COSTS                          expenses in the year incurred and amounted to
                                $1,690,000, $1,999,000, and $3,206,000 in fiscal
                                2002, 2001 and 2000, respectively.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

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


 EARNINGS (LOSS) PER SHARE      Basic earnings (loss) per share is based on the
                                weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. The Company's dilutive potential common shares outstanding during fiscal 2002, 2001, and 2000 resulted entirely from dilutive stock options. For fiscal 2002, 2001 and 2000, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 13 of notes to the consolidated financial statements.


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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

 NEW ACCOUNTING STANDARDS       In July 2001, the Financial Accounting Standard
                                Board (FASB) issued FASB Statements Nos. 141 and
                                142 (FAS 141 and FAS 142), "Business
                                Combinations" and "Goodwill and Other Intangible
                                Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.
                                It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 141 and FAS 142 are effective for all business combinations completed after June
                                30, 2001. Companies are required to adopt FAS
                                142 for fiscal years beginning after December
                                15, 2001, but early adoption is permitted. The
                                Company will adopt FAS 142 on December 1, 2002, the beginning of fiscal 2003. The Company does not believe the adoption of FAS 142 will impact its results of operations or financial position.

                                In August 2001, the FASB issued FAS No. 144,
                                "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of December 1, 2002, the beginning of fiscal 2003, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
================================================================================

                                In July 2002, the FASB issued FAS No. 146,
                                "Accounting for Restructuring Costs". FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not anticipate that the adoption of FAS 146 will have a material effect on its results of operations or financial position.


 RECLASSIFICATIONS              Certain prior fiscal years' accounts have been
                                reclassified for comparative purposes.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.       CASH AND CASH            Cash and cash equivalents at November 30, 2002
         EQUIVALENTS              and December 1, 2001 consisted of the
                                  following (in thousands):

                                                                                     2002                   2001
                                  ---------------------------------------------------------------------------------
                                  Cash                                             $  526                 $  155
                                  Taxable and tax-free short-term
                                     debt instruments

                                                                                    2,620                  6,587
                                  ---------------------------------------------------------------------------------
                                                                                   $3,146                 $6,742
                                  =================================================================================

2.       INVESTMENT SECURITIES    Investment securities available-for-sale at
                                  November 30, 2002 and December 1, 2001
                                  consisted of the following (in thousands):

                                                                            GROSS         GROSS
                                                                          UNREALIZED    UNREALIZED
                                                               COST      HOLDING GAIN  HOLDING LOSS    FAIR VALUE
                                  --------------------------------------------------------------------------------
                                  November 30, 2002:
                                     Equities               $   750          $     --       $    --     $     750
                                     U.S. Treasury
                                        obligations          32,411               617            --        33,028
                                     Corporate bonds          7,748               194          (254)        7,688
                                     Money market             4,085                --            --         4,085
                                  --------------------------------------------------------------------------------
                                                            $44,994          $    811       $  (254)    $  45,551
                                  ================================================================================
                                  December 1, 2001:
                                     Equities               $   798          $     --       $   (15)    $     783
                                     U.S. Treasury
                                        obligations          47,240               316           (16)       47,540
                                     Corporate bonds         32,288               721          (450)       32,559
                                     Money market             1,139                --            --         1,139
                                  --------------------------------------------------------------------------------
                                                            $81,465          $  1,037       $  (481)    $  82,021
                                  ================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 30, 2002 and December 1, 2001, by contractual maturity are as shown below:

                          NOVEMBER 30, 2002              DECEMBER 1, 2001
                      ---------------------------  -----------------------------
                          Cost       Fair value        Cost        Fair value
--------------------------------------------------------------------------------
Maturing in one
   year or less           $ 10,064      $ 10,067       $ 29,983      $ 30,005
Maturing after one
   year through
   five years               28,054        28,520         35,321        35,781
Maturing after five
   years through
   ten years                   259           264          8,130         8,161
Ten years and over           1,782         1,865          6,094         6,152
--------------------------------------------------------------------------------
                           $40,159       $40,716        $79,528       $80,099
================================================================================

Gross and net realized gains and losses on sales of investment securities were:

                                           2002            2001           2000
--------------------------------------------------------------------------------
Gross realized gains                    $ 6,653         $ 6,619        $ 4,214
Gross realized losses                    (4,474)         (3,594)        (2,914)
--------------------------------------------------------------------------------
Net realized gain                       $ 2,179         $ 3,025        $ 1,300
================================================================================

Other comprehensive income for fiscal 2002, 2001, and 2000 consisted of the following (in thousands):

                                           2002            2001            2000
--------------------------------------------------------------------------------
Unrealized holding gains
arising during the year, net of
tax                                      $1,307          $2,446            $894

Reclassification adjustment,
net of tax                               (1,307)         (1,815)           (780)
--------------------------------------------------------------------------------
Other comprehensive income, net
of tax                                    $  --          $  631            $114
================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                              During fiscal 2002, the Company invested a portion of its securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At November 30, 2002 and December 1, 2001, the Company had no such investments, but will continue to invest in such equities in the future.

                              Realized gains or (losses) on purchased short-term S&P 100 index put options and sold short-term S&P 100 call options during fiscal 2002, 2001, and 2000 were approximately ($1,463,000), $925,000 and
                              $2,217,000, respectively.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.    INVENTORIES        Inventories at November 30, 2002 and December 1, 2001
                         consisted of the following (in thousands, except for percentages):

                         --------------------------------------------------------------------------------
                                                                            2002                   2001
                         --------------------------------------------------------------------------------
                         Raw materials                                  $  2,131               $  3,036
                         Work-in-process                                   2,717                  4,083
                         Finished goods                                    3,538                  5,216
                         --------------------------------------------------------------------------------
                                                                        $  8,386                $12,335
                         ================================================================================

                         Approximate percentage of
                            inventories valued under LIFO
                            method                                          62%                    56%
                         ================================================================================
                         Excess of FIFO valuation over
                            LIFO valuation                              $  1,614               $  1,710
                         ================================================================================

                         In fiscal 2002 and 2001, the liquidation of certain LIFO layers increased cost of goods sold by $503,000 and $1,909,000, respectively. The inventories in these LIFO layers were acquired at higher costs than current costs.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4.       PROPERTY, PLANT AND       Property,  plant  and  equipment  at
         EQUIPMENT                 November 30, 2002 and December 1, 2001
                                   consisted of the following (in thousands):

                                                                                     2002                2001
                                   -----------------------------------------------------------------------------
                                   Land and improvements                      $       682         $       682
                                   Buildings and improvements                       8,377              11,304
                                   Machinery and equipment                         70,431              74,275
                                   Trucks and automobiles                           1,742               1,742
                                   Office equipment                                   681                 681
                                   Leasehold improvements                             929                 929
                                   Assets held for sale                             2,786               1,482
                                   -----------------------------------------------------------------------------
                                                                                   85,628              91,095
                                   Less:  Accumulated depreciation and
                                              amortization                         73,621              77,030
                                   -----------------------------------------------------------------------------
                                                                                $  12,007           $  14,065
                                   =============================================================================


5.       OBLIGATIONS UNDER         Obligations  under capital leases at
         CAPITAL LEASES            November 30, 2002 and December 1, 2001
                                   consisted of the following (in thousands):

                                                                                        2002                2001
                                   --------------------------------------------------------------------------------
                                   Obligations under capital leases                       --                $339
                                      through 2006 payable in monthly
                                      installments of $11 including
                                      interest at 10% per annum
                                   Less:  Current maturities (included
                                             with other current
                                             liabilities)                                 --                  28
                                   --------------------------------------------------------------------------------
                                                                                           -                $311
                                   ================================================================================

                                   During fiscal 2002, the capital lease
                                   liability was forgiven by the lessor,
                                   resulting in other income of $339,000, which was included in selling, general and administrative expenses for fiscal 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.       STOCK COMPENSATION        STOCK OPTION PLAN
         PLANS
                                   In May 2001 and May 1997, the Board of
                                   Directors adopted and the shareholders
                                   approved two new stock option plans providing for the grant of up to 200,000 shares and 175,000 shares of common stock, respectively, at any time over the next ten years from the date such plans were adopted. These stock option plans have been terminated subsequent to the fiscal year ended November 30, 2002.

                                   Pursuant to resolutions adopted by the
                                   Company's Board of Directors and
                                   documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of November 30, 2002. The original amount of the loans issued to employees to exercise their options was approximately $1,495,000, of which approximately $1,274,000 was repaid prior to the fiscal year ending November 30, 2002. These options are subject to variable accounting at each reporting period, until the related loans are repaid. No compensation cost was recorded at November 30, 2002 related to variable accounting since the market price per option did not change significantly from the date the options were exercised to November 30, 2002. As of November 30, 2002, the balance of the loans outstanding was $221,000. Based on the acceleration of certain stock options, the Company recorded a charge of approximately $418,000 to compensation expense and an increase to additional paid-in capital. As of November 30, 2002, there were no outstanding options under either the 2001 stock option plan or the 1997 stock option plan.

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

                                    (DOLLARS IN THOUSANDS,
                                      EXCEPT PER SHARE DATA)                2002           2001            2000
                                   --------------------------------------------------------------------------------
                                   Pro forma net income (loss)            $1,840        ($8,652)          $3,008
                                   Pro forma earnings (loss) per share
                                      - diluted                            $0.35         ($1.65)           $0.56
                                   ================================================================================


                                   There were no options granted in fiscal 2002.

                                   The weighted average fair value of options granted was $3.67 and $2.45 per share in fiscal 2001 and 2000, respectively.

                                   The fair value of each option grant is
                                   estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2001 and 2000 grants:

                                   -------------------------------------------
                                   Dividends            $.40 to $.70 per share
                                   Volatility                   21.4% to 29.2%
                                   Risk-free interest           4.54% to 5.00%
                                   Expected term                 1 to 10 years
                                   ===========================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   Data regarding the Company's stock option plan follows:


                                                                                                  WEIGHTED AVERAGE
                                                                                                   EXERCISE PRICE
                                                                                        SHARES        PER SHARE
                                   ---------------------------------------------------------------------------------
                                   Shares under option, November 27, 1999              269,750         $18.19
                                   Options granted                                      54,000          11.06
                                   Options exercised                                        --             --
                                   Options canceled                                   (161,050)        (21.58)
                                   ---------------------------------------------------------------------------------
                                   Shares under option, December 2, 2000               162,700          12.47
                                   Options granted                                       8,000          12.75
                                   Options exercised                                        --             --
                                   Options canceled                                    (27,500)        (12.25)
                                   ---------------------------------------------------------------------------------
                                   Shares under option, December 1, 2001               143,200          12.53
                                   Options granted                                          --             --
                                   Options exercised                                  (133,000)         12.51
                                   Options canceled                                    (10,200)         12.70
                                   ---------------------------------------------------------------------------------
                                   Shares under option, November 30, 2002                   --             --
                                   =================================================================================
                                   ---------------------------------------------------------------------------------
                                   Options exercisable at:
                                      December 2,  2000                                 24,140          13.75
                                      December 1,  2001                                 47,280          12.72
                                      November 30, 2002                                     --             --
                                   =================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   RESTRICTED STOCK PLAN

                                   The Company has a restricted stock plan which awards shares of common stock previously held in its treasury to key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. Vesting occurs over a five-year period from the date the shares were awarded. Dividends associated with the shares are held by the Company and vest over the same five-year period. The compensation element related to such shares is recognized ratably over the five-year restriction period. Compensation expense related to the above restricted shares was $0 for fiscal 2002, 2001 and 2000. No restricted stock was awarded in fiscal 2002, 2001 or 2000 and no restricted stock was outstanding as of November 30, 2002. This restricted stock plan was terminated subsequent to fiscal year ended November 30, 2002.


7.       BENEFIT PLANS             PROFIT SHARING PLANS

                                   A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 2002, 2001 and 2000 were $144,000, $181,000 and
                                   $241,000, respectively.

                                   The Company also has a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 2002, 2001 and 2000 were $41,000, $52,000 and $57,000, respectively. Benefits payable under this plan amounting to $1,898,000 and $2,107,000 at November 30, 2002 and December 1, 2001, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 2002 and 2001:


                                                                                               2002               2001
                                                                                      ------------------ ------------------
                                   RECONCILIATION OF THE BENEFIT OBLIGATION
                                   Obligation at beginning of year                       $3,513,000         $3,588,000
                                   Service cost                                             177,000            246,000
                                   Interest cost                                            246,000            284,000
                                   Amendments                                                51,000                 --
                                   Curtailment                                               27,000             55,000
                                   Actuarial loss                                           267,000            721,000
                                   Benefit payments                                        (969,000)        (1,381,000)
                                                                                      -------------------------------------
                                   Obligation at end of year                             $3,312,000         $3,513,000
                                                                                      =====================================

                                                                                               2002               2001
                                                                                      -------------------------------------
                                   RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
                                   Fair value of plan assets at beginning of year
                                                                                         $3,855,000         $5,522,000
                                   Actual return on plan assets (net of expenses)
                                                                                           (409,000)          (286,000)
                                   Benefit payments                                        (969,000)        (1,381,000)
                                                                                      -------------------------------------
                                   Fair value of plan assets at end of year              $2,477,000         $3,855,000
                                                                                      =====================================

                                                                                               2002               2001
                                                                                      -------------------------------------
                                   FUNDED STATUS
                                   Funded status                                          $(835,000)          $342,000
                                   Unrecognized prior service cost                          293,000            372,000
                                   Unrecognized actuarial (gain) loss                       164,000           (797,000)
                                                                                      -------------------------------------
                                   Net amount recognized                                  $(378,000)       $   (83,000)
                                                                                      =====================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   The following table provides the amounts recognized in the consolidated balance sheets as of November 30, 2002 and December 1, 2001:

                                                                                                   2002              2001
                                                                                          ------------------------------------
                                   Accrued benefit liability (included in other
                                      noncurrent liabilities)                               $  (835,000)    $     (83,000)
                                   Intangible pension asset (included in other assets)          293,000                --
                                   Accumulate other comprehensive loss (Net of tax
                                      effect below)                                             105,000                --
                                   Deferred tax asset                                            59,000                --
                                                                                          ------------------------------------
                                   Net amount recognized                                    $  (378,000)     $    (83,000)
                                                                                          ====================================


                                   The following table provides the components of the net periodic (benefit) cost for the Plan for fiscal 2002 and 2001:

                                                                                                  2002              2001
                                                                                         ------------------------------------
                                   Service cost                                             $   177,000         $ 246,000
                                   Interest cost on projected benefit obligation                246,000           284,000
                                   Expected return on plan assets                              (300,000)         (430,000)
                                   Amortization of prior service cost                            45,000            74,000
                                   Amortization of net gain                                     (35,000)         (156,000)
                                   Recognized (gain) loss due to curtailment and
                                     settlement                                                 161,000          ( 72,000)
                                                                                          ====================================
                                   Net periodic pension cost (credit)                        $  294,000        $ ( 54,000)
                                                                                          ====================================

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

                                   The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 2002 and 2001 are shown in the following table:

                                                                  2002      2001
                                                                ----------------
                                   Discount rate                  6.75%    7.25%
                                   Expected return on
                                      plan assets                 8.00%    8.00%

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   EMPLOYEE STOCK OWNERSHIP PLAN

                                   The Company had an Employee Stock Ownership
                                   Plan ("ESOP") which covered all full-time employees who have completed one year of service. In 1991, the ESOP purchased 340,000 shares of common stock from the Chairman of the Board of Directors and President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement for $11,857,000. The loan was payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

                                   The Company accounted for the ESOP shares in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 76-3. ESOP contributions were recorded for financial reporting purposes as the ESOP shares became allocable to the plan participants. All ESOP shares were considered outstanding in the determination of earnings
                                   (loss) per share.

                                   The portion of the common stock dividends declared relating to ESOP shares totaled $0, $104,000 and $161,000 for fiscal 2002, 2001 and 2000, respectively. Of these amounts, $0, $65,000 and $90,000 for fiscal 2002, 2001 and
                                   2000, respectively, related to allocated shares and $0, $39,000 and $71,000 for fiscal 2002, 2001 and 2000, respectively, related to unallocated shares. The dividends related to the unallocated shares were applied towards the $790,000 annual principal installments referred to above.

                                   Pursuant to resolutions adopted by the
                                   Company's Board of Directors, upon approval of the Plan by the stockholders on May 30, 2002, the ESOP was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stock at the fair market value on the date of the termination, which resulted in a $2.4 million charge to additional paid-in-capital.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   As of November 30, 2002 and December 1, 2001, ESOP shares information was as follows:

                                                                                        2002                2001
                                   --------------------------------------------------------------------------------
                                   Allocated                                              --             142,822
                                   Committed to be released                               --              18,889
                                   In suspense                                            --              67,567
                                   --------------------------------------------------------------------------------
                                         Total shares held by ESOP                        --             229,278
                                   ================================================================================

                                   The net charges to earnings for fiscal 2002, 2001 and 2000 were as follows (in thousands):

                                                                             2002           2001            2000
                                   --------------------------------------------------------------------------------
                                   Contribution to ESOP                 $      --         $1,048          $1,150
                                   Less:  Interest income on
                                              loan to ESOP                     --            296             547
                                   --------------------------------------------------------------------------------
                                   Net charge to earnings               $      --        $   752         $   603
                                   ================================================================================


                                   The contribution to the ESOP is allocated between costs of goods sold and operating expenses; the interest income is included in interest and dividend income.

8.       INCOME TAXES              Provisions (benefits) for Federal, state
                                   and local income taxes for fiscal 2002,
                                   2001 and 2000 consisted of the following components (in thousands):

                                                                             2002            2001            2000
                                   ------------------------------------------------------------------------------
                                   Current:
                                      Federal                             $   902        $   (469)        $   734
                                      State and local                         100             159              77
                                   ------------------------------------------------------------------------------
                                                                            1,002            (310)            811
                                   Deferred:
                                      Federal and state                        38          (6,555)            334
                                   ------------------------------------------------------------------------------
                                                                           $1,040        $ (6,865)         $1,145
                                   ==============================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   The net deferred tax liability at November
                                   30, 2002 and December 1, 2001 consisted of the following (in thousands):

                                                                                                2002               2001
                                   ------------------------------------------------------------------------------------
                                   Long-term portion:
                                      Gross deferred tax liability (asset) for:
                                           Excess depreciation for tax purposes            $     619          $     306
                                           Future tax deductions for employee
                                              benefit plans                                   (1,118)            (1,185)
                                           Pension obligation                                    (59)                --
                                           Other                                                  30                 53
                                   ------------------------------------------------------------------------------------
                                                 Net long-term asset                            (528)              (826)
                                   ------------------------------------------------------------------------------------
                                   Current portion:
                                      Gross deferred tax liability (asset) for:
                                           Accounts receivable - Section 475
                                              adjustment                                        (204)               218
                                           Net unrealized holding gain
                                              on investment securities
                                              available-for-sale, included in
                                              stockholders' equity                               249                222
                                           ESOP contribution accrued for tax
                                              purposes                                            --                430
                                           Other                                                 (36)              (601)
                                   ------------------------------------------------------------------------------------
                                                   Net current liability                           9                269
                                   ------------------------------------------------------------------------------------
                                   Net deferred tax asset                                   $   (519)          $   (557)
                                   ====================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 2002, 2001 and 2000 to income (loss) before income taxes due to the following:

                                                                          2002           2001            2000
                                   -----------------------------------------------------------------------------
                                                                                    (Tax effect in thousands)
                                   Federal tax expense
                                    (benefit) at statutory rate        $   513        $(5,266)         $1,421
                                   State and local income taxes,
                                      net of Federal benefit                66            105              51
                                   Tax-free interest income and
                                      dividends received deduction        (119)          (147)           (338)
                                   Change in estimates for tax
                                      contingency and other                580         (1,557)             11
                                   -----------------------------------------------------------------------------
                                   Income tax expense (benefit)         $1,040        $(6,865)         $1,145
                                   =============================================================================

                                   In the fourth quarter of fiscal 2001, the Company reversed approximately $1.5 million of certain tax reserves recorded in prior years, due to changes in estimates for tax contingency items.

9.       COMMITMENTS AND           STOCK REPURCHASE
         CONTINGENCIES
                                   The Company has an agreement with the
                                   Chairman of the Board of Directors and Chief
                                   Executive Officer which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2003. As a result of this feature, $7 million has been classified as redeemable common stock, for all periods presented.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   LEASE

                                   The Company leases its New York City offices and showrooms until 2005, at average minimum annual rentals of $112,000 plus escalation and other costs.

                                   Rental expense for operating leases in fiscal 2002, 2001 and 2000 aggregated $495,000,
                                   $679,000 and $901,000, respectively.

                                   Future minimum annual payments over the
                                   remaining noncancellable term of the
                                   Company's New York City operating lease are as follows:

                                   FISCAL YEAR ENDING (IN THOUSANDS)
                                   ---------------------------------------------
                                   2003                                  $133
                                   2004                                   135
                                   2005                                    91
                                   ---------------------------------------------
                                                                         $359
                                   =============================================

                                   LITIGATION

                                   A number of claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10.      STATEMENT OF CASH FLOWS   Cash outlays (net refunds) for corporate
                                   income taxes and interest for fiscal 2002, 2001 and 2000 were as follows (in thousands):

                                                      CORPORATE
                                                    INCOME TAXES        INTEREST
                                   ---------------------------------------------
                                   2002               $    156           $   13
                                   2001                    438               42
                                   2000                    (53)              86
                                   =============================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                   In fiscal 2002, 2001 and 2000, net unrealized holding gains of $0, $1,051,000 and $190,000, respectively, less related income taxes of $0, $420,000 and $76,000, on investment securities available-for-sale were recorded as increases in stockholders' equity.

11.       INTEREST AND DIVIDEND    Interest and dividend income for the past
          INCOME                   three fiscal years were as follows (in
                                   thousands):

                                                   INTEREST INCOME    DIVIDEND INCOME      TOTAL
                                   -----------------------------------------------------------------
                                   2002                 $2,164               $249          $2,413
                                   2001                  4,123                166           4,289
                                   2000                  3,877                123           4,000
                                   =================================================================

12.      ASSET IMPAIRMENT AND      In the second quarter of fiscal 2001, the
         RESTRUCTURING CHARGES     Company implemented a restructuring plan to
                                   consolidate several manufacturing facilities.
                                   As a result, the Company's fiscal year ended
                                   December 1, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities is an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

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

                                   During the fiscal year ended December 1, 2001, the Company had expended approximately $1,300,000 to remove and transfer machinery and equipment to the Company's Mohican Mills facility as part of the consolidation of the Company's manufacturing facilities.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   As a result, in accordance with FAS No. 121, the Company reviewed long-lived assets to be held and used for impairment and, in the fourth quarter of 2001, recorded an impairment charge of approximately $7,272,000 relating to fixed assets. The Company continues to utilize the majority of its property, plant and equipment, however, there can be no assurance that the Company will sell its assets or if it does sells its assets, that it will be able to recover the full value of its assets, particularly its property, plant and equipment.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13.      EARNINGS (LOSS)           Basic and diluted earnings (loss) per share
         PER SHARE                 for the fiscal years ended November 30, 2002,
                                   December 1, 2001 and December 2, 2000 are calculated as follows:

                                   -------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------
                                                                                                 WEIGHED
                                                                               NET INCOME        AVERAGE
                                                                                 (LOSS)           SHARES      PER SHARE AMOUNT
                                   -------------------------------------------------------------------------------------------
                                   Fiscal year ended November 30, 2002:
                                      Basic earnings per share                 $1,970,000         5,222,812       $   .38
                                                                                                              ================
                                      Effect of assumed exercise of
                                         employee stock options                        --                --
                                   -------------------------------------------------------------------------------------------
                                      Diluted earnings per share               $1,970,000         5,222,812       $   .38
                                   ===========================================================================================
                                   Fiscal year ended December 1, 2001:
                                      Basic loss per share                    $(8,623,000)        5,258,353        $(1.64)
                                                                                                              ================
                                      Effect of assumed exercise of
                                         employee stock options                        --                --
                                   -------------------------------------------------------------------------------------------
                                      Diluted loss per share                  $(8,623,000)        5,258,353        $(1.64)
                                   ===========================================================================================
                                   Fiscal year ended December 2, 2000:
                                      Basic earnings per share                 $3,033,000         5,336,958       $   .57
                                                                                                              ================
                                      Effect of assumed exercise of
                                         employee stock options                        --                --
                                   -------------------------------------------------------------------------------------------
                                      Diluted earnings per share               $3,033,000         5,336,958       $   .57
                                   ===========================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                   During fiscal 2002, all outstanding options were either exercised or cancelled. Options to purchase 143,200, and 162,700 shares of common stock were outstanding during fiscal 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, the Company used its own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which it sells to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. The Company sells fabrics to vendors in the over the counter markets.

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

         For the 52 weeks ending December 1, 2001, charges for the asset impairment and restructuring charges apply mainly to the apparel segment with a small portion to the other segment. The 52 weeks ended November 30, 2002 include a litigation settlement in the amount of $750,000, which is included in the Home Fashions and Accessories segment (see Note 16).

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

The following are segment revenues and income (loss) by reportable segments for the fiscal years 2002, 2001, and 2000.

                                                     HOME FASHIONS
2002                                    APPAREL      AND ACCESSORIES           OTHER             TOTAL
----                                    -------      ---------------           -----             -----
External sales                          $51,269           $4,673              $7,023           $62,965
Intersegment sales                        3,860               22                 372             4,254
Operating income/(loss)                    (679)          (1,085)                195            (1,569)
Depreciation expense                      1,600               51                 327             1,978
Segment assets                           16,629            1,005               2,543            20,177
Capital expenditures                         --               --                 225               225


                                                     HOME FASHIONS
2001                                    APPAREL      AND ACCESSORIES           OTHER             TOTAL
----                                    -------      ---------------           -----             -----
External sales                          $60,884          $10,382              $8,770           $80,036
Intersegment sales                        9,781               44                 326            10,151
Operating income/(loss)                 (22,346)             674              (1,088)          (22,760)
Depreciation expense                      3,919               54                 477             4,450
Segment assets                           21,844            1,454               2,867            26,165
Capital expenditures                        374               --                 302               676


                                                      HOME FASHIONS
2000                                    APPAREL       AND ACCESSORIES          OTHER             TOTAL
----                                   --------       ---------------          -----             -----
External sales                          $93,901          $14,269             $10,015          $118,185
Intersegment sales                       12,324               51                 342            12,717
Operating income/(loss)                  (2,114)           1,117                 (39)           (1,036)
Depreciation expense                      5,171               55                 463             5,689
Segment assets                           44,671            1,579               4,375            50,625
Capital expenditures                        922                4                 318             1,244

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

REVENUES                                            2002             2001             2000
                                                    ----             ----             ----
Total external sales for segments             $   62,965       $   80,036       $  118,185
Intersegment sales for segments                    4,254           10,151           12,717
Elimination of intersegment sales                 (4,254)         (10,151)         (12,717)
                                           -------------------------------------------------
Total consolidated sales                      $   62,965       $   80,036       $  118,185
                                           =================================================


PROFIT OR LOSS

Total operating loss for segments             $   (1,569)       $ (22,760)      $   (1,036)
Total other income
                                                   4,579            7,272            5,214
                                           -------------------------------------------------
Income (loss) before taxes on income          $    3,010        $ (15,488)      $    4,178
                                           =================================================


ASSETS

Total segments assets                         $   20,177       $   26,165       $   50,625
Assets not allocated to segments                  61,052          105,363          100,787
                                           -------------------------------------------------
Total consolidated assets                     $   81,229       $  131,528       $  151,412
                                           =================================================


OTHER SIGNIFICANT ITEMS

Depreciation expense                          $   1,978        $    4,450       $    5,689
Not allocated to segments                           165               159              175
                                           -------------------------------------------------
Consolidated total                            $   2,143        $    4,609       $    5,864
                                           =================================================


Capital expenditures                          $     225        $      676       $    1,244
Not allocated to segments
                                                     --                27              159
                                           -------------------------------------------------
Consolidated total                            $     225        $      703       $    1,403
                                           =================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

15.      QUARTERLY                Quarterly earnings were as follows (in
         FINANCIAL DATA           thousands, except for earnings per share):
         (UNAUDITED)

                                          FIRST              SECOND               THIRD              FOURTH
                                         QUARTER             QUARTER             QUARTER             QUARTER                TOTAL
         ---------------------------------------------------------------------------------------------------------------------------
         Fiscal 2002:
            Net sales                  $  14,250           $  17,362           $  17,920          $   13,433          $    62,965
            Gross profit                   1,107               2,424               2,362                 660                6,553
            Net income (loss)               (677)              1,626               1,010                  11                1,970
            Earnings (loss)
             per share:
               Basic                   $   (0.13)          $    0.31           $    0.19          $     0.00          $      0.38
               Diluted                 $   (0.13)          $    0.31           $    0.19          $     0.00          $      0.38
         ===========================================================================================================================
                  Fiscal 2001:
            Net sales                  $  20,005           $  23,002           $  19,901          $   17,128          $    80,036
            Gross profit (loss)             (152)                857                 659                 154                1,518
            Net loss                      (1,042)             (4,393)             (1,320)             (1,868)              (8,623)
            Loss per share:
               Basic                   $   (0.20)          $   (0.83)          $   (0.25)         $     (.36)         $     (1.64)
               Diluted                 $   (0.20)          $   (0.83)          $   (0.25)         $     (.36)         $     (1.64)
         ===========================================================================================================================

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

16.       OTHER EXPENSE           During the fall of 1999, San Francisco Network
                                  ("SFN") commenced an action in the Superior
                                  Court of California, Marin County, against the
                                  Company and the Company's Salisbury
                                  Manufacturing Corporation ("Salisbury")
                                  subsidiary. The action relates to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen
                                  Neuburger trademark for branded bedding
                                  products. The case was removed to the United
                                  States District Court of California. Salisbury and the Company denied any wrongdoing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court ordered conference, the Company settled this issue without admitting liability. On April 12, 2002, the Company paid
                                  SFN $750,000 in exchange for a compete release of all claims.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES
                                    FORM 10-K

             FISCAL YEARS ENDED NOVEMBER 30, 2002, DECEMBER 1, 2001,
                              AND DECEMBER 2, 2000

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
                                 BALANCE AT       CHARGED TO     CHARGED TO
                                 BEGINNING        COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                       OF YEAR          EXPENSES       ACCOUNTS       DEDUCTIONS    END OF YEAR
-----------------------------------------------------------------------------------------------------------
Fiscal year ended
   November 30, 2002:
         Allowance for doubtful
              Accounts              $   600         $400(i)        $   --       $        --       $  1,000
Fiscal year ended
   December 1, 2001:
         Allowance for doubtful
              Accounts              $   300         $400(i)        $   --       $  (100)(ii)      $    600
Fiscal year ended
   December 2, 2000:
         Allowance for doubtful
              Accounts              $ 1,500         $850(i)        $   --       $(2,050)(ii)      $    300
===========================================================================================================

(i)  Current year's provision.
(ii) Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Fab has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                       FAB INDUSTRIES, INC.


                                       By:  /s/ Samson Bitensky
                                           ---------------------------
                                       Samson Bitensky
                                       Chairman of the Board and
                                       Chief Executive Officer


                                       Date:    February 28, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     DATE                    CAPACITY IN WHICH SIGNED
---------                     ----                    ------------------------
/s/ Samson Bitensky           February 28, 2003       Chairman of the Board, Chief Executive Officer, and
---------------------------                           Director (Principal Executive Officer)
Samson Bitensky


/s/ David A. Miller           February 28, 2003       Vice President - Finance, Treasurer, and Chief Financial
---------------------------                           Officer (Principal Financial and Accounting Officer)
David A. Miller


/s/ Martin B. Bernstein       February 28, 2003       Director
---------------------------
Martin B. Bernstein


/s/ Lawrence H. Bober         February 28, 2003       Director
---------------------------
Lawrence H. Bober


/s/ Frank S. Greenberg        February 28, 2003       Director
---------------------------
Frank S. Greenberg


/s/ Susan B. Lerner           February 28, 2003       Director
---------------------------
Susan B. Lerner


/s/ Richard Marlin            February 28, 2003       Director
---------------------------
Richard Marlin


/s/ Steven E. Myers           February 28, 2003       Director, President and Chief Operating
---------------------------                           Officer
Steven E. Myers

CERTIFICATION
-------------

I, Samson Bitensky, certify that:

        1. I have reviewed this annual report on Form 10-K of Fab Industries, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003


              /s/ Samson Bitensky
              -----------------------
              Samson Bitensky
              Chief Executive Officer

CERTIFICATION
-------------

I, David A. Miller, certify that:

        1. I have reviewed this annual report on Form 10-K of Fab Industries, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003


                /s/ David A. Miller
                -----------------------
                David A. Miller
                Chief Financial Officer