Form 10-Q
period 2003-03-01
FAB INDUSTRIES INC
filed 2003-04-15
CIK 34136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 1, 2003
                                --------------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------

Commission file number                        1-5901
                      ------------------------------


                              FAB INDUSTRIES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            13-2581181
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer)
  incorporation or organization)                        Identification No.)

200 MADISON AVENUE, NEW YORK, N.Y.                             10016
---------------------------------------                      ----------
(Address of principal executive office)                      (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [_]             No      [X]

As of April 15, 2002, 5,238,015 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         13 Weeks ended March 1, 2003 and March 2, 2002 (unaudited)            2

         Condensed Consolidated  Balance Sheets
         March 1, 2003 (unaudited) and November 30,2002                        3

         Condensed Consolidated Statements of Stockholders' Equity
         13 Weeks ended March 1, 2003 (unaudited)                              5

         Condensed Consolidated Statements of Cash Flows
         13 Weeks ended March 1, 2003  and March 2, 2002 (unaudited)           6

         Notes to Condensed Consolidated Financial Statements (unaudited)      7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                    16

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   18

         Item 4. Controls and Procedures                                      19

PART II - OTHER INFORMATION

         Item 5. Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                    20

CERTIFICATIONS                                                             21-22


                                       (1)

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE 13 WEEKS ENDED
                                               ------------------------------
                                                March 1, 2003   March 2, 2002
                                               ------------------------------
                                                (unaudited)     (unaudited)

Net sales                                      $ 11,587,000    $ 14,250,000
Cost of goods sold                               10,672,000      13,064,000
                                               ------------    ------------
Gross profit                                        915,000       1,186,000

Operating expenses:
Selling, general and administrative expenses      1,628,000       2,372,000
Other expense (Note 11)                                  --         750,000
                                               ------------    ------------
Total operating expenses                          1,628,000       3,122,000
                                               ------------    ------------
Operating loss                                     (713,000)     (1,936,000)
                                               ------------    ------------
Other income (expense):
  Interest and dividend income                      347,000         897,000
  Net gain (loss) on investment securities          (29,000)         95,000
  Interest expense                                       --         (10,000)
                                               ------------    ------------
Total other income                                  318,000         982,000
                                               ------------    ------------
Loss before taxes                                  (395,000)       (954,000)

Income tax benefit                                 (125,000)       (277,000)
                                               ------------    ------------
Net loss                                       $   (270,000)   $   (677,000)
                                               ============    ============

Loss per share: (Note 5)

      Basic                                    $      (0.05)   $      (0.13)

      Diluted                                  $      (0.05)   $      (0.13)

Cash dividends declared per share                        --              --

See notes to condensed consolidated financial statements.


                                       (2)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------

                                                             AS OF
                                                --------------------------------
                                                MARCH 1, 2003  NOVEMBER 30, 2002
                                                --------------------------------
                                                (unaudited)
Current Assets:

Cash and cash equivalents (Note 2)                   $ 2,377,000   $ 3,146,000
Investment securities available-for-sale (Note 3) 46,178,000 45,551,000 Accounts receivable-net of allowance of
   $1,100,000 and $1,000,000 for doubtful accounts     6,167,000     7,548,000
Inventories (Note 4)                                   8,661,000     8,386,000
Other current assets                                     709,000       867,000
                                                     -----------   -----------
   Total current assets                               64,092,000    65,498,000
                                                     -----------   -----------

Property, plant and equipment - at cost               84,303,000    85,628,000
Less: Accumulated depreciation                        72,767,000    73,621,000
                                                     -----------   -----------
                                                      11,536,000    12,007,000

Other assets                                           3,590,000     3,724,000
                                                     -----------   -----------
                                                     $79,218,000   $81,229,000
                                                     ===========   ===========


See notes to condensed consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                              L I A B I L I T I E S and
                              -------------------------
                          S T O C K H O L D E R S'   E Q U I T Y
                          --------------------------------------


                                                             AS OF
                                                --------------------------------
                                                MARCH 1, 2003  NOVEMBER 30, 2002
                                                --------------------------------
                                                (unaudited)

Current liabilities:

Accounts payable                                     $ 2,160,000   $ 2,858,000
Corporate income and other taxes                       1,248,000     1,980,000
Accrued payroll and related expenses                     375,000       903,000
Other current liabilities                                870,000       940,000
Deferred income taxes                                    179,000         9,000
                                                     -----------   -----------
   Total current liabilities                           4,832,000     6,690,000
                                                     -----------   -----------

Other noncurrent liabilities                           2,836,000     2,968,000
                                                     -----------   -----------
    Total liabilities                                  7,668,000     9,658,000
                                                     -----------   -----------
Redeemable common stock (Note 12)                      7,000,000     7,000,000
                                                     -----------   -----------
Stockholders' equity                                  64,550,000    64,571,000
                                                     -----------   -----------
                                                     $79,218,000   $81,229,000
                                                     ===========   ===========


See notes to condensed consolidated financial statements.


                                       (4)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED MARCH 1, 2003  (unaudited)


                                  COMMON STOCK*                        ACCUMULATED   TREASURY STOCK
                                  -------------                        OTHER         --------------
                                                                       COMPRE-                               NOTES
                                  NUMBER                               HENSIVE   NUMBER                      RECEIVABLE
                                  OF                     RETAINED      INCOME    OF                          FROM
                     TOTAL        SHARES     AMOUNT      EARNINGS      (LOSS)    SHARES       COST           STOCKHOLDERS
                     ----------------------------------------------------------------------------------------------------
Balance at
December 1, 2002     $64,571,000  6,724,944  $1,345,000  $100,455,000  $229,000  (1,486,929)  $(37,237,000)  ($221,000)

Net loss                (270,000)                            (270,000)

Change in net
unrealized holding
gain on  investment
securities
available-for-
sale, net of taxes       242,000                                        242,000
                     -----------

Total comprehensive
  Loss                   (28,000)

Repayment of Notes
Receivable from
Stockholders               7,000                                                                                 7,000

                     ----------------------------------------------------------------------------------------------------
Balance at
March 1, 2003        $64,550,000  6,724,944  $1,345,000  $100,185,000  $471,000  (1,486,929)  $(37,237,000)  $(214,000)
(Unaudited)          ====================================================================================================

*    Common stock $0.20 par value - 15,000,000 shares authorized.
     Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE 13 WEEKS ENDED
                                                       --------------------------------
                                                        MARCH 1, 2003    MARCH  2, 2002
                                                       --------------------------------
                                                          (unaudited)     (unaudited)
OPERATING ACTIVITIES:
Net loss                                                 $  (270,000)   $  (677,000)
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Provision for doubtful accounts                         100,000        100,000
     Depreciation and amortization                           480,000        512,000
     Deferred income taxes                                   (60,000)       (31,000)
     Net (gain) loss on investment securities                 29,000        (95,000)
     Gain on disposition of fixed assets                    (173,000)       (43,000)

     Decrease (increase) in:
     Accounts receivable                                   1,281,000      1,756,000
     Inventories                                            (275,000)     1,976,000
     Other current assets                                    158,000        340,000
     Other assets                                            204,000         21,000
    (Decrease) increase in:
     Accounts payable                                       (698,000)      (884,000)
     Accruals and other liabilities                       (1,463,000)      (277,000)
                                                         -----------    -----------
     Net cash provided by (used in)
     operating activities                                   (687,000)     2,698,000
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                (24,000)       (73,000)
   Proceeds from dispositions of property                    190,000        120,000
   Acquisition of investment securities                     (255,000)      (841,000)
                                                         -----------    -----------
   Net cash used in
   investing activities                                      (89,000)      (794,000)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                      0       (151,000)
   Dividends                                                       0       (521,000)
   Exercise of Stock Options                                       0        120,000
   Repayment of loan from stockholders                         7,000              0
                                                         -----------    -----------
   Net cash provided by (used in) financing activities         7,000       (552,000)
                                                         -----------    -----------
   Increase (decrease) in cash and cash equivalents         (769,000)     1,352,000
   Cash and cash equivalents, beginning of period          3,146,000      6,742,000
                                                         -----------    -----------
   Cash and cash equivalents, end of period              $ 2,377,000    $ 8,094,000
                                                         ===========    ===========


See notes to condensed consolidated financial statements.


                                       (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 1, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 2003. The balance sheet at November 30, 2002 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover full value of its assets, particularly its property, plant and equipment. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which resulted in a payment to stockholders of $52,380,000 in June 2002.

Pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders on May 30, 2002, the Employee Stock Ownership Plan (the "ESOP") was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stock at the fair market value on the date of the termination, which resulted in a $2.4 million charge to additional paid-in-capital.

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been


                                       (7)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


recorded as a reduction of stockholder's equity as of March 1, 2003. The original amount of the loans issued to employees to exercise their options was approximately $1,495,000, of which approximately $1,281,000 was repaid prior to March 1, 2003. These options are subject to variable accounting at each reporting period, until the related loans are repaid. As of March 1, 2003 the balance of the loans outstanding was $214,000.

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

RECLASSIFICATIONS
-----------------

Certain accounts in the 2002 financial statements have been reclassified with the 2003 presentations for comparative purposes.

2.       Cash and Cash Equivalents:

         Cash and cash equivalents consist of the following (in thousands):

                                MARCH 1, 2003           NOVEMBER 30, 2002
                                (unaudited)
                                -------------           -----------------
Cash                              $   246                   $   526
Taxable and tax-free
short-term debt instruments         2,131                     2,620
                                  -------                   -------
                                  $ 2,377                   $ 3,146
                                  =======                   =======


                                       (8)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       Investment Securities:

         At March 1, 2003 and November 30, 2002, investment securities available-for-sale consisted of the following (in thousands):


                                       GROSS        GROSS
                                       UNREALIZED   UNREALIZED
                                       HOLDING      HOLDING      FAIR
MARCH 1, 2003 (UNAUDITED)      COST    GAIN         LOSS         VALUE
-------------------------      ----    ----------   ----------   -----

Equities                    $    750   $     11    $      0    $    761

U.S. Treasury obligations     32,096        885           0      32,981

Tax-Exempt obligations         2,044         52           0       2,096

Corporate bonds                7,580        262        (250)      7,592

Money market                   2,748          0           0       2,748
                            --------   --------    --------    --------
                            $ 45,218   $  1,210    $   (250)   $ 46,178
                            ========   ========    ========    ========


                                       GROSS        GROSS
                                       UNREALIZED   UNREALIZED
                                       HOLDING      HOLDING      FAIR
NOVEMBER 30, 2002              COST    GAIN         LOSS         VALUE
-----------------              ----    ----------   ----------   -----

Equities                    $    750   $      0    $      0    $   750

U.S. Treasury obligations     32,411        617           0     33,028

Corporate bonds                7,748        194        (254)     7,688

Money Market                   4,085          0           0      4,085
                            --------   --------    --------    --------
                            $ 44,994   $    811    $   (254)   $ 45,551
                            ========   ========    ========    ========


During the three months ended March 1, 2003, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company purchased short-term S & P 100 index put options and sold short-term S & P 100 call options. At March 1, 2003 and November 30, 2002, the Company had no such investments, but may continue to invest in such equity securities in the future.


                                       (9)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2002 and the three months ended March 1, 2003, that custodian had approximately $10 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At March 1, 2003, that custodian had approximately $10 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.

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

                                MARCH 1, 2003           NOVEMBER 30, 2002
                                (unaudited)
                                -------------           -----------------

Raw materials                   $  2,042,000             $  2,131,000
Work in process                    3,085,000                2,717,000
Finished goods                     3,534,000                3,538,000
                                ------------             ------------
         Total                  $  8,661,000             $  8,386,000
                                ============             ============

Approximate percentage of
   inventories valued
   under LIFO valuation                   60%                      62%

                                ============             ============

Excess of FIFO valuation
   over LIFO valuation          $  1,614,000             $  1,614,000
                                ============             ============


                                      (10)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       Loss Per Share:

         Basic and diluted loss per share for the 13 weeks ended March 1, 2003 and March 2, 2002 are calculated as follows:

                                                            WEIGHTED
                                                             AVERAGE
                                                              COMMON
                                                   NET        SHARES   PER-SHARE
                                                  LOSS     OUTSTANDING   AMOUNT
                                                  ----     -----------   ------

     For the 13 weeks ended March 1, 2003:

     Basic and diluted loss per share           ($270,000)  5,238,015   ($.05)
                                                =========   =========   =====

     For the 13 weeks ended March 2, 2002:

     Basic and diluted loss per share           ($677,000)  5,209,355   ($0.13)
                                                =========   =========   ======

There were no options outstanding during the 13 weeks ended March 1, 2003. All options outstanding during the 13 weeks ended March 2, 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

6.       Comprehensive Loss:

Accumulated other comprehensive loss is comprised of unrealized holding gain
(loss) related to available-for-sale securities. Comprehensive loss was $28,000 and $711,000 for the 13 weeks ended March 1, 2003 and March 2, 2002, respectively.

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


                                      (11)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.       New Accounting Standards:

In July 2002, the FASB issued FAS 146 "Accounting for Restructuring Costs". FAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under FAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. FAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with an earlier adoption encouraged. Under FAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not expect this statement to have a material impact on its financial statements.

In December 2002, the FASB issued FAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FAS 123". This Statement amends FAS 123, " Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002.

9.       Derivative Financial Instruments Held or Issued:

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of March 1, 2003, the Company had no equity option contracts. During the 13 weeks ended March 1, 2003, the Company was a party to equity option contracts from time to time.


                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, the Company uses its our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which it sells to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

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


                                      (13)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

                                         HOME
FIRST QUARTER ENDED                   FASHIONS AND
03/01/03 (UNAUDITED)     APPAREL      ACCESSORIES        OTHER        TOTAL
--------------------     -------      -----------        -----        -----
External sales           $ 9,122         $   805         $ 1,660      $11,587
Intersegment sales           846              19              72          937
Operating income/(loss)     (764)            (38)             89         (713)
Segment assets            16,520           1,020           2,542       20,082


                                         HOME
FIRST QUARTER ENDED                   FASHIONS AND
03/02/02 (UNAUDITED)     APPAREL      ACCESSORIES        OTHER        TOTAL
--------------------     -------      -----------        -----        -----

External sales           $11,534         $ 1,219         $ 1,497      $14,250
Intersegment sales           629              12              41          682
Operating income/(loss)     (999)           (970)             33       (1,936)
Segment assets            19,608           1,259           2,825       23,692


PROFIT OR LOSS (UNAUDITED)                 2003                     2002
--------------------------                 ----                     ----
Total operating loss for segments       $  (713)                  $(1,936)
Total other income                          318                       982
                                        -------                   -------
Loss before taxes on income             $  (395)                  $  (954)
                                        =======                   =======

11.      Other:

During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action related to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The case was removed to the United States District of California. Salisbury and the Company denied any wrongdoing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court-ordered conference, the Company, settled this issue without admitting liability. On April 12, 2002, the Company paid SFN $750,000 in exchange for a complete release of all claims, which was included in other expense and other current liabilities at March 2, 2002.


                                      (14)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.      Commitments:

STOCK REPURCHASE

The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately prior to his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2004. As a result of this feature, $7 million has been classified as redeemable common stock, for all periods presented.


                                      (15)

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
First Quarter
FISCAL 2003 COMPARED TO FISCAL 2002
-----------------------------------

         Net sales for the first quarter 2003 were $11,587,000 as compared to $14,250,000 in the similar 2002 period, a decrease of $2,663,000 or 18.7%. Such decreases were caused substantially by lower volume as business conditions within the domestic textile industry remain depressed. The continued influx of low-cost foreign imports has also taken a sustained toll in the U.S. manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the second quarter.

         Gross margins as a percentage of sales declined from 8.3% to 7.9%. Lower sales volume reduced operating schedules at production facilities. In the current quarter and in the comparative 2002 period no adjustments to LIFO inventory reserves were required.

         Selling, general and administrative expenses in the current quarter decreased by $744,000 or 31.4%. The decrease in expenses resulted primarily from the reduction in the number of employees and related expenses, moving executive offices and showroom facilities to smaller premises and the continued effectiveness of the cost containment programs.

         In March 2002, the Company settled a dispute without admitting liability for $750,000. See note 11 to the condensed consolidated financial statements.

         Interest and dividend income for the current quarter decreased by $550,000 or 61.3% as compared to first quarter 2002. On June 24, 2002, the Company distributed an initial liquidating distribution of $10.00 per share, or $52,380,000. Accordingly, the Company had lower average invested balances which were invested primarily in United States Treasury obligations resulting in lower risks and lower yields. In the first quarter of 2003, the Company realized losses from the sale of investment securities of $29,000, compared to realized gains of $95,000 in last year's first quarter.

         The Company had realized a tax benefit for the current quarter, which had an effective tax rate of 31.6% as compared to a tax benefit of 29.0% in last years first quarter 2002.

         As a result of these factors, The Company had a net loss of $270,000 or $0.05 loss per share, compared to a net loss of $677,000 or $0.13 loss per share in last year's first quarter 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities amounted to $687,000 in the first quarter 2003 compared to $2,698,000 provided by operations for the comparative 2002 period. Of this decrease, $475,000 relates to comparative changes to accounts receivable, $2,251,000 to inventories, $1,000,000 to accounts payable and other current liabilities. These decreases were offset by $407,000 in comparative changes in net loss.


                                      (16)

         In the first quarter 2003, net acquisitions of investment securities were $255,000 as compared to net acquisitions of $841,000 in the comparative 2002 period.

         Stockholders' equity was $64,550,000 ($12.32 book value per share) at March 1, 2003, as compared to $64,571,000 ($12.33 book value per share) at the previous fiscal year end November 30, 2002 and $112,761,000 ($21.65 book value per share) at the end of the comparative 2002 first quarter. The reduction in stockholders' equity from the first quarter 2002 was primarily due to the liquidating dividend of $10.00 per share or $52,380,000 declared on May 30, 2002 by the Company's Board of Directors, which was paid on June 24, 2002.

         Management believes that the Company's current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain our manufacturing facilities for the next twelve months.


COMMITMENTS

STOCK REPURCHASE

The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company the obligation to purchase, certain stock owned by the Chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. The agreement extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2004. As a result of this feature, $7 million has been classified as redeemable common stock, for all periods presented.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.


                                      (17)

FORWARD-LOOKING INFORMATION

         Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of words "may", "will", "should", "expect", "anticipate", "estimate" "believe" "intend" or "project" or the negative of them or other variations of them or comparable terminology.

         Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to: our ability to find qualified buyers for our assets; overall economic and business conditions; our continuing ability to support the demand for our goods and services; competitive factors in the industries in which we compete; changes in government regulation; changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations); interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; material contingencies provided for in a sale of our assets; de-listing of our common stock from the American Stock Exchange; our ability to retain key employees through any wind down period; and any litigation arising as a result of our plan to wind down our operations. These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this Quarterly Report on Form 10-Q.

         We undertake no obligation to update or revise a forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Derivative Instruments and Hedging Activities" in Notes 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements. See also "Derivative Financial Instruments Held or Issued" in Note 9 of the Notes to the Condensed Consolidated Financial Statements.


                                      (18)

Item 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and it's Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and it's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         (b) CHANGE IN INTERNAL CONTROL: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



PART II. OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

         99.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b) Reports on Form 8-K: The Company furnished on February 28, 2003 a report on Form 8-K announcing, under Item 9 of such form, its earnings for the fiscal year ended November 30, 2002.


                                      (19)

                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: April 15, 2003              FAB INDUSTRIES, INC.



                                   By:  /s/ Samson Bitensky
                                        ---------------------------------------
                                        Samson Bitensky
                                        Chairman of the Board
                                        and Chief Executive Officer


                                   By:  /s/ David A. Miller
                                        ---------------------------------------
                                        David A. Miller
                                        Vice President-Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                      (20)

CERTIFICATION
-------------

I, Samson Bitensky, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the Company);

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: April 15, 2003

                                        /s/ Samson Bitensky
                                        ---------------------------------------
                                        Samson Bitensky
                                        Chief Executive Officer


                                      (21)

CERTIFICATION
-------------

I, David A. Miller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the Company);

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: April 15, 2003


                                        /s/ David A. Miller
                                        ---------------------------------------
                                        David A. Miller
                                        Chief Financial Officer

                                      (22)