Form 10-Q
period 2003-05-31
FAB INDUSTRIES INC
filed 2003-07-15
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         May 31, 2003
                              --------------------------------------------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ------------------------


Commission file number                              1-5901
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                ---       ---

As of July 15, 2003, 5,238,015 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         13 Weeks ended May 31, 2003 and June 1, 2002 (unaudited)              2

         Condensed Consolidated Statements of Operations
         26 Weeks ended May 31, 2003 and June 1, 2002 (unaudited)              3

         Condensed Consolidated Balance Sheets
          May 31, 2003 (unaudited) and November 30, 2002                       4

         Condensed Consolidated Statements of Stockholders' Equity
         26 Weeks ended May 31, 2003 (unaudited)                               6

         Condensed Consolidated Statements of Cash Flows
         26 Weeks ended May 31, 2003 and June 1, 2002 (unaudited)              7

         Notes to Condensed Consolidated Financial Statements (unaudited)      8

         Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   20

         Item 4. Controls and Procedures                                      21


PART II - OTHER INFORMATION
         Item 5. Submission of matters to a vote of stockholders              21

         Item 6. Exhibits and Reports on Form 8-K                             21


SIGNATURES                                                                    22

CERTIFICATIONS                                                                23


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE 13 WEEKS ENDED
                                               ----------------------------
                                                MAY 31, 2003   JUNE 1, 2002
                                               ----------------------------
                                                (unaudited)    (unaudited)

Net sales                                      $ 13,646,000    $ 17,362,000
Cost of goods sold                               12,151,000      14,765,000
                                               ------------    ------------
Gross profit                                      1,495,000       2,597,000

Selling, general and administrative expenses      1,579,000       2,146,000
                                               ------------    ------------
Operating income (loss)                             (84,000)        451,000
                                               ------------    ------------
Other income:
  Interest and dividend income                      347,000         931,000
  Net gain on investment securities                 232,000       1,021,000
                                               ------------    ------------
Total other income                                  579,000       1,952,000
                                               ------------    ------------
Income before taxes                                 495,000       2,403,000

Income tax expense                                  175,000         777,000
                                               ------------    ------------
Net income                                     $    320,000    $  1,626,000
                                               ============    ============


Earnings per share: (Note 5)

      Basic                                    $       0.06    $       0.31

      Diluted                                  $       0.06    $       0.31

Cash dividends declared per share              $         --    $      10.00

See notes to condensed consolidated financial statements.


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE 26 WEEKS ENDED
                                               ----------------------------
                                               MAY 31, 2003    JUNE 1, 2002
                                               ----------------------------
                                                 (unaudited)    (unaudited)

Net sales                                      $ 25,233,000    $ 31,612,000
Cost of goods sold                               22,823,000      27,829,000
                                               ------------    ------------
Gross profit                                      2,410,000       3,783,000

Operating expenses:
Selling, general and administrative expenses      3,207,000       4,518,000
Other expense (Note 11)                                  --         750,000
                                               ------------    ------------
Total operating expenses                          3,207,000       5,268,000
                                               ------------    ------------
Operating loss                                     (797,000)     (1,485,000)
                                               ------------    ------------
Other income:
  Interest and dividend income                      694,000       1,828,000
  Net gain on investment securities                 203,000       1,116,000
  Interest expense                                       --         (10,000)
                                               ------------    ------------
Total other income                                  897,000       2,934,000
                                               ------------    ------------
Income before taxes                                 100,000       1,449,000

Income tax expense                                   50,000         500,000
                                               ------------    ------------
Net income                                     $     50,000    $    949,000
                                               ============    ============

Earnings per share: (Note 5)

      Basic                                    $       0.01    $       0.18

      Diluted                                  $       0.01    $       0.18

Cash dividends declared per share              $         --    $      10.00

See notes to condensed consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                              -----------

                                                                 AS OF
                                                     ---------------------------------
                                                     MAY 31, 2003    NOVEMBER 30, 2002
                                                     ---------------------------------
                                                     (unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                  $ 2,514,000     $ 3,146,000
 Investment securities available-for-sale (Note 3)    46,969,000      45,551,000
 Accounts receivable-net of allowance of
   $1,200,000 and $1,000,000 for doubtful accounts     8,140,000       7,548,000
 Inventories (Note 4)                                  7,919,000       8,386,000
 Other current assets                                    519,000         867,000
                                                     -----------     -----------
   Total current assets                               66,061,000      65,498,000
                                                     -----------     -----------

Property, plant and equipment - at cost               83,794,000      85,628,000
Less: Accumulated depreciation                        72,670,000      73,621,000
                                                     -----------     -----------
                                                      11,124,000      12,007,000

Other assets                                           3,790,000       3,724,000
                                                     -----------     -----------
                                                     $80,975,000     $81,229,000
                                                     ===========     ===========


See notes to condensed consolidated financial statements.


                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S   and
                           ----------------------------

                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------

                                                                 AS OF
                                                     ---------------------------------
                                                     MAY 31, 2003    NOVEMBER 30, 2002
                                                     ---------------------------------
                                                     (unaudited)
Current liabilities:

 Accounts payable                                    $ 2,480,000     $ 2,858,000
 Corporate income and other taxes                      1,510,000       1,980,000
 Accrued payroll and related expenses                    561,000         903,000
 Other current liabilities                             1,148,000         940,000
 Deferred income taxes                                   260,000           9,000
                                                     -----------     -----------
   Total current liabilities                           5,959,000       6,690,000
                                                     -----------     -----------

Other noncurrent liabilities                           3,039,000       2,968,000

                                                     -----------     -----------
    Total liabilities                                  8,998,000       9,658,000
                                                     -----------     -----------

Redeemable common stock (Note 12)                      7,000,000       7,000,000

Stockholders' equity                                  64,977,000      64,571,000
                                                     -----------     -----------
                                                     $80,975,000     $81,229,000
                                                     ===========     ===========

See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED May 31, 2003 (unaudited)

                                            COMMON STOCK *                      ACCUMULATED       TREASURY STOCK     NOTES
                                            ============                           OTHER          ===============   RECEIVABLE
                                              NUMBER OF             RETAINED   COMPREHENSIVE  NUMBER OF              FROM
                                 TOTAL         SHARES     AMOUNT    EARNINGS       INCOME       SHARES      COST   SHAREHOLDERS
-------------------------------------------------------------------------------------------------------------------------------
Balance at
November 30, 2002             $64,571,000   6,724,944  $1,345,000   $100,455,000  $229,000  (1,486,929) ($37,237,000) ($221,000)

Net income                         50,000                                 50,000

Change in net
unrealized holding
gain on investment
securities available-for-
sale, net of taxes                349,000                                          349,000
                              -----------
Total comprehensive
Income                            399,000                                                      399,000

Repayment of notes
receivable from stockholders        7,000                                                                                 7,000

                              --------------------------------------------------------------------------------------------------
Balance at
May 31, 2003                  $64,977,000   6,724,944  $1,345,000   $100,505,000  $578,000  (1,486,929) ($37,237,000) ($214,000)
(Unaudited)                   ==================================================================================================

*  Common stock $0.20 par value - 15,000,000 shares authorized.
   Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

            See notes to condensed consolidated financial statements.


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE 26 WEEKS ENDED
                                                         ---------------------------
                                                          MAY 31,2003   JUNE 1, 2002
                                                         ---------------------------
                                                          (unaudited)    (unaudited)
OPERATING ACTIVITIES:
Net income                                               $    50,000    $   949,000
 Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
   Provision for doubtful accounts                           200,000        200,000
     Depreciation and amortization                           960,000      1,027,000
     Deferred income taxes                                  (121,000)       (62,000)
     Net gain on investment securities                      (203,000)    (1,116,000)
     Gain on disposition of fixed assets                    (316,000)      (216,000)
     Compensation relating to
         acceleration of stock options                            --        418,000
      Decrease (increase) in:
      Accounts receivable                                   (792,000)      (792,000)
      Inventories                                            467,000      2,235,000
      Other current assets                                   348,000        377,000
      Other assets                                            74,000        153,000
     (Decrease) increase in:
      Accounts payable                                      (378,000)       481,000
      Accruals and other liabilities                        (533,000)      (412,000)
                                                         -----------    -----------
     Net cash provided by (used in)
     operating activities                                   (244,000)     3,242,000
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment               (108,000)      (193,000)
   Proceeds from dispositions of property                    347,000        320,000
   Acquisition of investment securities                     (634,000)    (1,644,000)
                                                         -----------    -----------
   Net cash used in
   investing activities                                     (395,000)    (1,517,000)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                     --       (280,000)
   Dividends                                                      --       (521,000)
   Exercise of stock options                                      --        172,000
   Repayment of loan from stockholders                         7,000             --
                                                         -----------    -----------
   Net cash provided by (used in) financing activities         7,000       (629,000)
                                                         -----------    -----------
   Increase (decrease) in cash and cash equivalents         (632,000)     1,096,000

   Cash and cash equivalents, beginning of period          3,146,000      6,742,000
                                                         -----------    -----------
   Cash and cash equivalents, end of period              $ 2,514,000    $ 7,838,000
                                                         ===========    ===========

   See notes to condensed consolidated financial statements.


                                       (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 2003. The balance sheet at November 30, 2002 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which resulted in a payment to stockholders of $52,380,000 in June 2002.

Pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by stockholders on May 30, 2002 the Employees Stock Ownership Plan (the ESOP) was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stock at the fair market value on the date of the termination, which resulted in a $2.4 million charge to additional paid-in-capital.

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. These loans receivable have been recorded as a reduction of stockholders' equity as of May 31, 2003. The amount loaned to employees and directors to exercise their options was approximately $1,495,000, of which approximately $1,281,000 was repaid prior to May 31, 2003. These options were subject to variable accounting at each reporting period, until the related loans were repaid. As of May 31, 2003 the balance of the loans outstanding was $214,000. The loans were due as of May 31, 2003, but the borrowers had a month grace period to repay these loans. In June 2003, the Company repurchased 22,984 shares of its common stock at an average fair market value of $9.48 per share, and offset the related payment against loans due from employees and directors, which were due as of May 31,2003. The Company purchased enough shares in sufficient quantity to pay all outstanding loans, including interest.


                                       (8)

         During the last quarter, the Company inadvertently exceeded the 40% limitation on holding investment securities set forth in the Investment Company Act of 1940 (the "Act"). Under the Act, a company 40% or more of whose assets are investment securities would be an investment company and would be required to register as such, absent an available exemption or exclusion. No other exemption is available to the Company. The failure to remain below the 40% threshold was discussed with the Company's Audit Committee, which adopted remedial procedures that required the Company to sell investment securities to fall below the threshold forthwith and instructed Company management to vigilantly maintain compliance on an ongoing basis. The Company has taken steps to comply with the 40% limitation mentioned above and intends promptly to come into and remain in compliance with such requirement in the future. Were the Securities and Exchange Commission to pursue an enforcement action against the Company it could have adverse consequences for the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company's policy is to recognize all derivatives instruments as either assets or liabilities on its consolidated balance sheet and to measure those instruments at market value. SFAS No. 133 also requires the disclosure of certain other information including a description of the instruments, objectives, strategies and risk management policies for holding all derivatives (See Notes 3 and 9).

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its various stock option plans. The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS No. 123. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share as if the company has applied the fair value recognition provisions of SFAS No. 123.

                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                    ------------------------------    ------------------------------
PROFIT OR LOSS (UNAUDITED)          MAY 31, 2003     JUNE 1, 2002     MAY 31, 2003     JUNE 1, 2002
---------------------------         ------------     ------------     ------------     ------------
Net income, as reported                     $320           $1,626              $50             $949
Less: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of tax.                      0              (33)               0              (65)
                                            ----           ------              ---             ----

Proforma net income                         $320           $1,593              $50             $884
                                            ----           ------              ---             ----
Basic and diluted net income per
  share: as reported                       $0.06            $0.31            $0.01            $0.18

Pro Forma                                  $0.06            $0.31            $0.01            $0.17


                                       (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain accounts in the 2002 financial statements have been reclassified with the 2003 presentations for comparatives purposes.

2.       Cash and Cash Equivalents:

         Cash and cash equivalents consist of the following (in thousands):

                                         MAY 31, 2003         NOVEMBER 30, 2002
                                         ------------         -----------------
                                         (unaudited)

Cash                                          $   477                 $   526
Taxable and tax-free
Short-term debt instruments                     2,037                   2,620
                                         ------------         -----------------
                                              $ 2,514                 $ 3,146
3.       Investment Securities:

         At May 31, 2003 and November 30, 2002, investment securities available-for-sale consisted of the following (in thousands):

                                          GROSS           GROSS
                                          UNREALIZED      UNREALIZED
MAY 31, 2003                              HOLDING         HOLDING         FAIR
(UNAUDITED)                     COST      GAIN            LOSS            VALUE
--------------------------   --------     ----------      ----------    --------
Equities                     $ 11,008     $      223      $        0    $ 11,231

U.S. Treasury obligations      22,191            899              (2)     23,088

Tax-Exempt Obligations          1,055              7               0       1,062

Corporate bonds                 7,978            264            (253)      7,989

Money market                    3,599              0               0       3,599
                             --------     ----------      ----------    --------
                             $ 45,831     $    1,393     ($      255)   $ 46,969
                             ========     ==========      ==========    ========


                                      (10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          GROSS           GROSS
                                          UNREALIZED      UNREALIZED
                                          HOLDING         HOLDING         FAIR
NOVEMBER 30, 2002               COST      GAIN            LOSS            VALUE
--------------------------   --------     ----------      ----------    --------
Equities                     $    750     $        0      $        0    $    750

U.S. Treasury obligations      32,411            617               0      33,028

Corporate bonds                 7,748            194            (254)      7,688

Money Market                    4,085              0               0       4,085
                             --------     ----------      ----------    --------
                             $ 44,994     $      811      ($     254)   $ 45,551
                             ========     ==========      ==========    ========


During the six months ended May 31, 2003, the Company invested a portion of its investment securities in equity securities consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options with a fair value of $115,440 and short-term S&P 100 index call options sold, not yet purchased with a fair value of $179,820, which were outstanding at May 31, 2003. At November 30, 2002, the Company had no such investments.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2002 and the six months ended May 31, 2003, that custodian had approximately $10 million and $10.5 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At May 31, 2003, that custodian had approximately $10.5 million of the Company's cash under investments, which a majority were invested in equity securities. The Company's investment policy currently permits up to 25% of the Company's portfolio to include equity securities.


                                      (11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       Inventories:

The Company's inventories are valued at the lower of cost or market value. Cost is determined principally by the last-in, first-out (LIFO) method with the remainder being determined by the first-in, first-out (FIFO) method. Because the inventory valuation under the LIFO method is based upon an annual determination of inventory levels and costs as of the fiscal year-end, the interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.

                                      MAY 31, 2003    NOVEMBER 30, 2002
                                     --------------   -----------------
                                       (unaudited)

Raw materials                        $    1,902,000        $ 2,131,000
Work in process                           2,774,000          2,717,000
Finished goods                            3,243,000          3,538,000
                                     --------------        -----------
         Total                       $    7,919,000        $ 8,386,000
                                     ==============        ===========
Approximate percentage of
   inventories valued
   under LIFO valuation                         60%                62%
                                     ==============        ===========

Excess of FIFO valuation
   over LIFO valuation               $    1,914,000       $  1,614,000
                                     ==============        ===========


5.       Earnings Per Share:

         Basic and diluted earnings per share for the 13 weeks ended May 31, 2003 and June 1, 2002 were calculated as follows:


                                                          WEIGHTED      BASIC
                                                          AVERAGE        AND
                                                           COMMON      DILUTED
                                                NET        SHARES      EARNINGS
                                              INCOME     OUTSTANDING   PER-SHARE
                                            -----------  -----------   ---------
For the 13 weeks ended May 31, 2003         $   320,000    5,238,015   $    0.06
                                            ===========  ===========   =========

For the 13 weeks ended June 1, 2002         $ 1,626,000    5,205,854   $    0.31
                                            ===========  ===========   =========


                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per share for the 26 weeks ended May 31, 2003 and June 1, 2002 are calculated as follows:

                                                          WEIGHTED      BASIC
                                                          AVERAGE        AND
                                                           COMMON      DILUTED
                                                NET        SHARES      EARNINGS
                                              INCOME     OUTSTANDING   PER-SHARE
                                            -----------  -----------   ---------
For the 26 weeks ended May 31, 2003         $    50,000    5,238,015   $    0.01
                                            ===========  ===========   =========

For the 26 weeks ended June 1, 2002         $   949,000    5,207,605   $    0.18
                                            ===========  ===========   =========

There were no options outstanding during the 13 weeks and 26 weeks ended May 31, 2003. All options outstanding during the 13 weeks and 26 weeks ended June 1, 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

6.       Comprehensive Income:

Accumulated other comprehensive income is comprised of unrealized holding gain related to available-for-sale securities. Comprehensive income was $399,000 and $782,000 for the 26 weeks ended May 31, 2003 and June 1, 2002, respectively, and $427,000 and $1,493,000 for the 13 weeks ended May 31, 2003 and June 1, 2002, respectively.

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

8.       New Accounting Standards

In July 2002, the FASB issued SFAS 146 "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, or relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with an earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.


                                      (13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002 (See Note 1).

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others," which addresses accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46. "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company's adoption of this interpretation did not have a material effect on its consolidated financial statements.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is expected to result in the Company reclassifying the $7 million in redeemable common stock to a liability in the fourth quarter 2003 (See Note 12).


                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       Derivative Financial Instruments Held or Issued

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. At May 31, 2003, the Company purchased short-term S&P 100 index put options with a fair value of $115,440 and short-term S & P 100 index call options sold, not yet purchased with a fair value of $179,820.

10.      Segment Information:

The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 requires companies to report information on segments based upon the methodology management utilizes to organize segments within the company for making operating decisions and assessing financial performance.

The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The Company has identified three reportable segments based upon the primary markets it serves: Apparel Fabrics, Home Fashions, Industrial Fabrics and Accessories, and Other.

Apparel Fabrics: The Company is a major manufacturer of warp and circular knit fabrics and raschel laces. The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women, and children, including dresses and sportswear, children's sleepwear, activewear, swimwear, and recreational apparel.

Home Fashions and Accessories: With sales primarily to manufacturers of home furnishings, the Company uses its own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which it sells to specialty stores, catalogue and mail order companies, airlines and cruise lines and health care institutions.

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


The Company neither allocates to the segments nor bases segment decisions on the following:

         - Interest and dividend income
         - Interest and other expense
         - Net gain on investment securities
         - Income tax expense


                                      (15)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Many of the Company's assets are used in multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

The 26 weeks ended June 1, 2002 include a litigation settlement in the amount of $750,000 which is included in the Home Fashions and Accessory Segment. (See Note
11).

                                 (in thousands)

                                                       HOME FASHIONS
26 WEEKS ENDED 05/31/03             APPAREL            AND ACCESSORIES      OTHER             TOTAL
-----------------------            --------            ---------------      ------           -------
(UNAUDITED)
-----------
External sales                     $19,708               $1,774             $3,751           $25,233
Intersegment sales                   1,752                   21                168             1,941
Operating income (loss)             (1,056)                 (92)               351              (797)
Segment assets                      15,462                  920              2,615            18,997


                                                       HOME FASHIONS
26 WEEKS ENDED 06/01/02             APPAREL            AND ACCESSORIES       OTHER            TOTAL
-----------------------             -------            ---------------       -----            -----
(UNAUDITED)
-----------
External sales                      $25,889              $2,373             $3,350           $31,612
Intersegment sales                    1,918                  23                204             2,145
Operating income (loss)                (418)             (1,120)                53            (1,485)
Segment assets                       19,194               1,062              3,282            23,538

                                                                                 26 WEEKS ENDED
                                                                           -------------------------
PROFIT OR LOSS (UNAUDITED)                                                  MAY 31           JUNE 01
--------------------------                                                 -------        ----------
                                                                              2003              2002
                                                                              ----              ----

Total operating loss for segments                                          $  (797)       $   (1,485)
Total other income                                                             897             2,934
                                                                           -------        ----------
Income before taxes on income                                              $   100        $    1,449
                                                                           =======        ==========


                                                       HOME FASHIONS
13 WEEKS ENDED 05/31/03            APPAREL             AND ACCESSORIES      OTHER              TOTAL
-----------------------            --------            ---------------      ------            ------
(UNAUDITED)
-----------
External sales                     $ 10,586                $969             $2,091           $13,646
Intersegment sales                      906                   2                 96             1,004
Operating income (loss)                (292)                (54)               262               (84)


                                                       HOME FASHIONS
13 WEEKS ENDED 05/31/02            APPAREL             AND ACCESSORIES      OTHER              TOTAL
-----------------------            --------            ---------------      ------           -------
(UNAUDITED)
-----------
External sales                      $14,355              $1,154             $1,853           $17,362
Intersegment sales                    1,289                  11                163             1,463
Operating income (loss)                 581               (150)                 20               451


                                      (16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                               13 WEEKS ENDED
                                                           ---------------------
PROFIT OR LOSS  (UNAUDITED)                                MAY 31        JUNE 01
---------------------------                                ------       --------
                                                             2003           2002
                                                           ------       --------
Total operating income (loss) for segments                 $  (84)      $    451

Total other income                                            579          1,952
                                                           ------       --------
Income before taxes on income                              $  495       $  2,403
                                                           ======       ========

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

12.      Commitments

The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2004. The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company has the obligation to purchase, certain stock owned by the chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the Company's fiscal year immediately prior to his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. As a result of this feature, shares of common stock equal in value to $7 million has been classified as redeemable common stock, for all periods presented (See
Note 8).


                                      (17)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter and Six Months of
FISCAL 2003 COMPARED TO FISCAL 2002

Net sales for the second quarter of fiscal 2003 were $13,646,000 as compared to $17,362,000 in the similar 2002 period, a decrease of $3,716,000 or 21.4%. For the six months ended May 31, 2003, net sales were $25,233,000, a decline of $6,379,000, or 20.2% from 2002. The decrease was caused substantially by lower volume as business conditions within the domestic textile industry remained depressed, and low-cost foreign imports continued to take a toll on the U.S. textile manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the third quarter.

Gross margins as a percentage of sales for the second quarter of fiscal 2003 decreased to 11.0% from 15.0% as compared to the similar 2002 period. For the six months ended May 31, 2003 gross margins decreased to 9.6% compared to 12.0% in the similar 2002 period. Lower sales volume reduced operating schedules at production facilities. For the six months and three months ended May 31, 2003 and for the six months and three months ended June 1, 2002, an increase in LIFO reserves of $300,000 and $490,000 respectively, was recorded. This was due to the liquidation of certain LIFO layers and higher average FIFO prices.

Selling, general and administration expenses in the current quarter decreased by $567,000, or 26.4% from that in the three months ended June 1, 2003. For the six months ended May 31, 2003, selling, general and administration expenses decreased by $1,311,000 or 29.0% from that in the six months ended June 1, 2002. The decrease in expenses resulted primarily from the reduction in the number of employees and related expenses, moving executive offices and showroom facilities to smaller premises and the continued effectiveness of the cost containment programs.

In March 2002, the Company settled a dispute without admitting liability for $750,000. See Note 11 to the Condensed Consolidated Financial Statements.

Interest and dividend income for the current quarter decreased by $584,000 or 62.7% from that in the second quarter 2002. For the six months ended May 31, 2003, interest and dividend income decreased by $1,134,000 or 62.0%, from that in the similar six months ended June 1, 2002. On June 24, 2002, the Company distributed an initial liquidating distribution of $10.00 per share, or $52,380,000. Accordingly, the Company had lower average invested balances for the three and six months ended May 31, 2003. In the current quarter, the Company realized gains from the sale of investment securities of $232,000 compared to $1,021,000 in last year's second quarter. For the six months ended May 31, 2003, we realized gains from the sale of investment securities of $203,000 compared to $1,116,000 in last year's six months.

The effective income tax rate for the current quarter was 35.4% as compared to 32.3% last year's second quarter. The effective income tax rate for the 26 weeks ended May 31,2003 was 50% as compared to 34.5% for the 26 weeks ended June 1,2002. The increase in the current year is due to a minimum State and Franchise Tax.


                                      (18)

As a result of these factors, the Company has net income of $320,000 or $0.06 basic and diluted earnings per share and $50,000 or $0.01 basic and diluted earnings per share for the 13 and 26 weeks ended May 31, 2003, respectively. For the 13 and 26 weeks ended June 1, 2002, the Company has net income of $1,626,000 or $0.31 basic and diluted earnings per share and $949,000 or $0.18 basic and diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $244,000 for the 26 weeks ended May 31, 2003, compared to $3,242,000 provided by operations for the comparative 2002 period. The decrease was primarily caused by a $899,000 decrease in net income, $1,768,000 increase of inventories, a decrease of $980,000 in accounts payable and other currant liabilities, offset by $913,000 in net gain on investment securities.

In the six months ended May 31, 2003, net acquisition of investment securities were $634,000 as compared to net acquisitions of $1,644,000 in the comparative 2002 period.

Stockholder's equity was $64,977,000 ($12.40 book value per share) at May 31, 2003 as compared to $64,571,000 ($12.33 book value per share) at the previous fiscal year end November 30, 2002 and $69,215,000 ($13.21 book value per share) at the end of the comparative 2002 second quarter.

In June 2003, the Company repurchased 22,984 shares of its common stock at an average fair market value of $9.48 per share, and offset the related payment against loans due from employees and directors, which were due as of May 31, 2003. The Company purchased enough shares in sufficient quantity to pay off the entire loan, including interest.

Management believes that the Company's current financial position is adequate to satisfy working capital requirements and to internally fund any future expenditures to maintain its manufacturing facilities for the next twelve months.

Commitments

The Company has an agreement with the Chairman of the Board of Directors and Chief Executive Officer which extends automatically from year to year unless either party gives notice of cancellation at least six months prior to the then current expiration date. The current expiration date is March 2004. The agreement provides that, in the event of the Chairman's death, his estate has the option to sell, and the Company has the obligation to purchase, certain stock owned by the chairman. The amount of stock subject to purchase is equal to the lesser of $7 million or 10% of the book value of the Company at the end of the Company's fiscal year immediately prior to his death, plus the $3 million proceeds from insurance on his life for which the Company is the beneficiary. As a result of this feature, shares of common stock equal in value to $7 million has been classified as redeemable common stock, for all periods presented. See
Note 8 to the Condensed Consolidated Financial Statements.


                                      (19)

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Derivative Instruments and Hedging Activities" in Note 1 and Note 3 of the Notes to the Condensed Consolidated Financial Statements. See also "Derivative Financial Instruments Held or Issued" in Note 9 of the Notes to the Condensed Consolidated Financial Statements.


                                      (20)

ITEM 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and it's Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and it's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

         (b) CHANGE IN INTERNAL CONTROL: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the evaluation, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

         ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held it's Annual Meeting of Stockholders on May 13, 2003. The matter submitted to a vote of the Company's stockholders were the election of two directors to Class III of the Company's Board of Directors.

         The Company's stockholders elected Messrs. Samson Bitensky and Frank Greenberg to Class III of the Company's Board of Directors, to hold office until the 2006 Annual Meeting of the Stockholders and until their respective successors are duly elected and qualified. The results of the voting were as follows:

                                           Votes For        Votes Withheld

         Samson Bitensky                   3,482,102            83,038

         Frank Greenberg                   3,527,674            37,466

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)        Exhibits:

         99.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K:

         The Company furnished on April 15, 2003 a report on Form 8-K announcing, under Item 9 of such form, its earnings for the first quarter ended March 1, 2003.


                                      (21)

                                   SIGNATURES
--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: July 15, 2003                       FAB INDUSTRIES, INC.



                                           By: /s/ Samson Bitensky
                                               ---------------------------------
                                               Samson Bitensky
                                               Chairman of the Board
                                               and Chief Executive Officer


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



                                      (22)

CERTIFICATION

I, Samson Bitensky, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the Company);

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and have;

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date 90 days prior to the filing date of this quarterly report (the Evaluation Date): and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003                        /s/ Samson Bitensky
                                           -----------------------------
                                           Samson Bitensky
                                           Chief Executive Officer


                                      (23)

CERTIFICATION

I, David A. Miller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fab Industries, Inc. (the Company); 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and have;

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as f a date 90 days prior to the filing date of this quarterly report (the Evaluation Date): and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003                        /s/ David A. Miller
                                           -----------------------------
                                           David A. Miller
                                           Chief Financial Officer


                                      (24)