Form 10-Q
period 2003-08-31
FAB INDUSTRIES INC
filed 2003-10-14
CIK 34136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    AUGUST 30, 2003
                `             ----------------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  _______________________

Commission file number         1-5901
                        ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

As of October 14, 2003, 5,215,031 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                     PAGE
          Item 1.  Financial Statements

          Condensed Consolidated Statements of Operations

          13 Weeks ended August 30, 2003 and August 31, 2002 (unaudited)             2

          Condensed Consolidated Statements of Operations
          39 Weeks ended August 30, 2003 and August 31, 2002 (unaudited)             3

          Condensed Consolidated Balance Sheets
          August 30, 2003 (unaudited) and November 30, 2002                          4

          Condensed Consolidated Statements of Stockholders' Equity
          39 Weeks ended August 30, 2003 (unaudited)                                 6

          Condensed Consolidated Statements of Cash Flows
          39 Weeks ended August 30, 2003 and August 31, 2002 (unaudited)             7

          Notes to Condensed Consolidated Financial Statements (unaudited)           8

          Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
                                                                                    18

          Item 3. Quantitative and Qualitative Disclosures about Market Risk        21

          Item 4. Controls and Procedures                                           22


PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                  22



SIGNATURES                                                                          23



                                       (1)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 FOR THE 13 WKS ENDED
                                                           --------------------------------
                                                           August 30, 2003  August 31, 2002
                                                           --------------------------------
                                                             (unaudited)      (unaudited)

Net sales                                                   $ 13,357,000    $ 17,920,000
Cost of goods sold                                            12,238,000      15,376,000
                                                            ------------    ------------
Gross profit                                                   1,119,000       2,544,000

Operating expenses:
Selling, general and administrative expenses                   1,748,000       2,097,000
Asset impairment (Note 13)                                       685,000               -
Other expense  (Note 12)                                       1,441,000               -
                                                            ------------    ------------
Total operating expenses                                       3,874,000       2,097,000

Operating income (loss)                                       (2,755,000)        447,000
                                                            ------------    ------------
Other income:
  Interest and dividend income                                   355,000         345,000
  Net gain on investment securities                              798,000         788,000
                                                            ------------    ------------
Total other income                                             1,153,000       1,133,000
                                                            ------------    ------------
Income (loss) before taxes                                    (1,602,000)      1,580,000

Income tax expense (benefit)                                    (350,000)        570,000
                                                            ------------    ------------
Net income (loss)                                           $ (1,252,000)   $  1,010,000
                                                            ============    ============


Earnings (loss) per share: (Note 5)

      Basic                                                 $      (0.24)   $       0.19

      Diluted                                               $      (0.24)   $       0.19

Cash dividends declared per share                           $       4.00    $          -

See notes to condensed consolidated financial statements


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE 39 WKS ENDED
                                             --------------------------------
                                             August 30, 2003  August 31, 2002
                                             --------------------------------
                                               (unaudited)      (unaudited)


Net sales                                      $ 38,590,000    $ 49,532,000
Cost of goods sold                               35,061,000      43,205,000
                                               ------------    ------------
Gross profit                                      3,529,000       6,327,000

Operating expenses:
Selling, general and administrative expenses      4,955,000       6,615,000
Asset impairment (Note 13)                          685,000               -
Other expense (Notes 12 and 11)                   1,441,000         750,000
                                               ------------    ------------
Total operating expenses                          7,081,000       7,365,000
                                               ------------    ------------
Operating loss                                   (3,552,000)     (1,038,000)
                                               ------------    ------------
Other income:
  Interest and dividend income                    1,049,000       2,173,000
  Net gain on investment securities               1,001,000       1,904,000
  Interest expense                                        -         (10,000)
                                               ------------    ------------
Total other income                                2,050,000       4,067,000
                                               ------------    ------------
Income (loss) before taxes                       (1,502,000)      3,029,000

Income tax expense (benefit)                       (300,000)      1,070,000
                                               ------------    ------------
Net income (loss)                              $ (1,202,000)   $  1,959,000
                                               ============    ============

Earnings (loss) per share: (Note 5)

      Basic                                    $      (0.23)   $       0.38

      Diluted                                  $      (0.23)   $       0.38

Cash dividends declared per share              $       4.00    $      10.00

See notes to condensed consolidated financial statements.


                                       (3)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

           A S S E T S
           -----------

                                                                  AS OF
                                                -------------------------------------
                                                 August 30, 2003   November 30, 2002
                                                -------------------------------------
                                                   (unaudited)

Current Assets:

 Cash and cash equivalents (Note 2)                  $ 1,927,000   $ 3,146,000
 Investment securities available-for-sale (Note 3)    28,552,000    45,551,000
 Accounts receivable-net of allowance of
 $800,000 and $1,000,000 for doubtful accounts         7,651,000     7,548,000
 Inventories (Note 4)                                  6,649,000     8,386,000
 Deferred income tax                                     103,000             -
 Other current assets                                    721,000       867,000
                                                     -----------   -----------
   Total current assets                               45,603,000    65,498,000
                                                     -----------   -----------

Property, plant and equipment - at cost               34,573,000    85,628,000
Less: Accumulated depreciation                        24,598,000    73,621,000
                                                     -----------   -----------
                                                       9,975,000    12,007,000

Other assets                                           3,445,000     3,724,000
                                                     -----------   -----------
                                                     $59,023,000   $81,229,000
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





                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               L I A B I L I T I E S  and
              -------------------------------
          S T O C K H O L D E R S'   E Q U I T Y
          ---------------------------------------

                                                                  AS OF
                                                -------------------------------------
                                                 August 30, 2003   November 30, 2002
                                                -------------------------------------
                                                   (unaudited)
Current liabilities:

 Accounts payable                                   $ 2,511,000        $ 2,858,000
 Corporate income and other taxes                     1,511,000          1,980,000
 Accrued payroll and related expenses                   672,000            903,000
 Other current liabilities                            1,057,000            940,000
 Deferred income taxes                                        -              9,000
                                                    -----------        -----------
   Total current liabilities                          5,751,000          6,690,000
                                                    -----------        -----------

Other noncurrent liabilities                          3,969,000          2,968,000

                                                    -----------        -----------
    Total liabilities                                 9,720,000          9,658,000
                                                    -----------        -----------

Redeemable common stock                                       -          7,000,000

Stockholders' equity                                 49,303,000         64,571,000
                                                    -----------        -----------
                                                    $59,023,000        $81,229,000
                                                    ===========        ===========

W
See notes to condensed consolidated financial statements.




                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED August 30, 2003 (unaudited)





                                           Common Stock *                                       Treasury Stock
                                           ==============               Accumulated             ==============       Notes
                                     Number                                 Other         Number                     Receivable
                                       of                   Retained    Comprehensive       of                       from
                        Total        Shares     Amount      Earnings       Income         Shares           Cost      Stockholder's
------------------------------------------------------------------------------------------------------------------------------------

Balance at
November 30, 2002    $64,571,000   6,724,944  $1,345,000  $100,455,000    $229,000     (1,486,929)     ($37,237,000)  ($221,000)

Net loss              (1,202,000)                           (1,202,000)

Change in net
unrealized
holding
loss on
investment
securities
available-for-
sale, net
of taxes                (209,000)                                         (209,000)
                    ---------------

Total comprehensive
loss                  (1,411,000)

Cash Dividends       (20,860,000)                          (20,860,000)

Repayment of notes
receivable from
stockholders             221,000                                                                                          221,000

Purchase of
treasury stock          (218,000)                                                         (22,984)         (218,000)

Reclass of
redeemable
common stock
to non-
 redeemable
common stock           7,000,000                             7,000,000
                    ----------------------------------------------------------------------------------------------------------------
Balance at
August 30, 2003      $49,303,000   6,724,944  $1,345,000   $85,393,000     $20,000     (1,509,913)     ($37,455,000)            -
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



(6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE 39 WKS ENDED
                                                               --------------------------------
                                                               August 30, 2003  August 31, 2002
                                                               --------------------------------
                                                                 (unaudited)      (unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                $ (1,202,000)   $  1,959,000
 Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Provision for doubtful accounts                                    300,000         300,000
     Depreciation and amortization                                  1,439,000       1,636,000
     Deferred income taxes                                           (410,000)       (397,000)
     Non-cash asset impairment                                        685,000               -
     Net gain on investment securities                             (1,001,000)     (1,904,000)
     Gain on disposition of fixed assets                             (433,000)       (397,000)
     Compensation relating to
         acceleration of stock options                                      -         418,000
     Decrease (increase) in:
     Accounts receivable                                             (403,000)     (1,210,000)
     Inventories                                                    1,737,000       3,801,000
     Other current assets                                             146,000         515,000
     Other assets                                                     717,000         389,000
    (Decrease) increase in:
     Accounts payable                                                (347,000)          6,000
     Accruals and other liabilities                                   417,000         315,000
                                                                 ------------    ------------
     Net cash provided by
     operating activities                                           1,645,000       5,431,000
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (138,000)       (205,000)
   Proceeds from dispositions of property                             480,000         517,000
   Proceeds from sales of investment securities                    17,651,000      41,528,000
                                                                 ------------    ------------
   Net cash provided by
   investing activities                                            17,993,000      41,840,000
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                        (218,000)       (280,000)
   Dividends                                                      (20,860,000)    (52,901,000)
   Exercise of stock options                                                -       1,445,000
   Repayment of loan from stockholders                                221,000               -
                                                                 ------------    ------------
   Net cash used in financing activities                          (20,857,000)    (51,736,000)
                                                                 ------------    ------------
   Decrease in cash and cash equivalents                           (1,219,000)     (4,465,000)

   Cash and cash equivalents, beginning of period                   3,146,000       6,742,000
                                                                 ------------    ------------
   Cash and cash equivalents, end of period                      $  1,927,000    $  2,277,000
                                                                 ============    ============

   See notes to condensed consolidated financial statements.


                                       (7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 29, 2003. The balance sheet at November 30, 2002 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $20,860,000 and $52,380,000 in August 2003 and June 2002, respectively.

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

Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, on May 30, 2002 all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. The amount loaned to employees and directors to exercise their options was approximately $1,495,000, which was all repaid prior to August 30, 2003. These options were subject to variable accounting at each reporting period, until the related loans were repaid. In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors with outstanding loans from the Company and offset the related payment against the loans due from such employees and directors, which were due as of May 31, 2003 with a one month grace period. The Company purchased the number of shares necessary for the employees and directors to pay off all outstanding loans, including interest.

The Company is currently in compliance with the 40% limitation on holding investment securities set forth in the Investment Company Act of 1940 and intends to remain in compliance with such requirement in the future.

                                       (8)

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for it's various stock option plans. The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock- Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS No. 123. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share as if the company has applied the fair value recognition provisions of SFAS No. 123.

                                                     (dollars in thousands, except per share data)
                                               THREE MONTHS ENDED                           NINE MONTHS ENDED
                                               ------------------                           -----------------
PROFIT OR LOSS  (UNAUDITED)              AUG 30, 2003        AUG 31, 2002            AUG 30, 2003         AUG 31, 2002
--------------  -----------              ------------        ------------            ------------         ------------
Net income (loss) as reported                 $(1,252)             $1,010                 $(1,202)              $1,959
Less: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of tax.                           0                 (9)                       0                  (28)
                                              -------              ------                 -------               ------
Proforma net income (loss)                    $(1,252)             $1,001                 $(1,202)              $1,931
                                              -------              ------                 -------               ------


Basic and diluted net income (loss)
  per share: As reported                       $(0.24)              $0.19                  $(0.23)               $0.38

Pro Forma                                      $(0.24)              $0.19                  $(0.23)               $0.37







                                       (9)


RECLASSIFICATIONS

Certain accounts in the 2002 financial statements have been reclassified with the 2003 presentations for comparatives purposes.

2. Cash and Cash Equivalents:

    Cash and cash equivalents consist of the following (in thousands):

                                      August 30, 2003         November 30, 2002
                                      (unaudited)
                                      ---------------        ------------------
Cash                                       $   482                    $   526
Taxable and tax-free
short-term debt instruments                  1,445                      2,620
                                      --------------         ------------------
                                           $ 1,927                    $ 3,146
                                      ==============         ==================

3. Investment Securities:

     At August 30, 2003 and November 30, 2002, investment securities available-for-sale consisted of the following (in thousands):

                                                  Gross         Gross
                                                  Unrealized    Unrealized
                                                  Holding       Holding         Fair
August 30, 2003 (unaudited)           Cost        Gain          Loss            Value
--------------------------           --------     -------       ---------       ---------
Equities                             $    750     $   0         $      0        $    750

U.S. Treasury obligations              27,017       460                0          27,477

Corporate bonds                           253         0             (252)              1

Money market                              324         0                0             324
                                     --------     -------        --------        --------

                                     $ 28,344     $   460        $   (252)       $ 28,552
                                     ========     =======        ========        ========


                                      (10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                         Gross             Gross
                                                         Unrealized        Unrealized
                                                         Holding           Holding         Fair
November 30, 2002                        Cost            Gain              Loss            Value
---------------------------             --------         -------           ---------       ---------
Equities                                $    750         $      0          $      0         $    750

U.S. Treasury obligations                 32,411              617                 0            33,028

Corporate bonds                            7,748              194              (254)            7,688

Money market                               4,085                0                 0             4,085
                                        --------         --------         --------           --------
                                        $ 44,994         $    811         ($   254)          $ 45,551
                                        ========         ========         ========           ========


During the nine months ended August 30, 2003, the Company invested a portion of it's investment securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company purchased short-term S&P 100 index put options and sold short-term S & P 100 index call options. At August 30, 2003 and November 30, 2002, the Company had no such investments, but may continue to invest in such equity securities in the future.

The Company has agreements with various brokerage firms to carry its account as a customer. The brokers have custody of the Company's securities and, from time to time, cash balances, which may be due from these brokers. These securities and/or cash positions serve as collateral for any amounts due to brokers or as collateral for securities sold short or securities purchased on margin. The securities and/or cash positions also serve as collateral for potential defaults of the Company.

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2002 and the nine months ended August 30, 2003, that custodian had an average balance of approximately $10 million and $10.4 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At August 30, 2003, that custodian had approximately $8.3 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. In August 2003, the Company liquidated $2.5million from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 50% of the Company's portfolio to include equity securities.



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

                                             August 30, 2003                  November 30, 2002
                                             (unaudited)
                                             ------------                        ------------

Raw materials                                $  1,457,000                         $ 2,131,000
Work in process                                 2,390,000                           2,717,000
Finished goods                                  2,802,000                           3,538,000
                                             ------------                        ------------
         Total                                 $6,649,000                          $8,386,000
                                             ============                        ============

Approximate percentage of
   inventories valued
   under LIFO valuation                                63%                                62%
                                                       ==                                 ==

Excess of FIFO valuation
   over LIFO valuation                       $  1,914,000                        $  1,614,000
                                             ============                        ============


5. Earnings (loss) Per Share:

     Basic and diluted earnings (loss) per share for the 13 weeks ended August 30, 2003 and August 31, 2002 are calculated as follows:

                                                                              Weighted          Basic
                                                                               Average           and
                                                                Net            Common          Diluted
                                                              Income           Shares           Earning (loss)
                                                              (Loss)         Outstanding       Per-share
                                                              ------         -----------       ---------
     For the 13 weeks ended August 30, 2003:                 $(1,252,000)        5,216,546       $(0.24)
                                                             ===========         =========       ======


     For the 13 weeks ended August 31, 2002:                 $ 1,010,000         5,238,024        $0.19
                                                             ===========         =========        =====




                                      (12)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Basic and diluted earnings (loss) per share for the 39 weeks ended August 30, 2003 and August 31, 2002 are calculated as follows:

                                                                  Weighted          Basic
                                                                   Average           and
                                                    Net            Common          Diluted
                                                  Income           Shares           Earning (loss)
                                                  (Loss)         Outstanding       Per-share
                                                  ------         -----------       ---------
For the 39 weeks ended August 30, 2003:        $(1,202,000)       5,230,859        $(0.23)
                                               ===========        =========        ======


For the 39 weeks ended August 31, 2002:        $ 1,959,000        5,217,744         $0.38
                                               ===========        =========         =====

There were no options outstanding during the 13 weeks and 39 weeks ended August 30, 2003. All options outstanding during the 13 weeks and 39 weeks ended August 31, 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

6. Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) is comprised of unrealized holding gain (loss) related to available-for-sale securities. Comprehensive income
(loss) was $(1,411,000) and $1,998,000 for the 39 weeks ended August 30, 2003 and August 31, 2002, respectively, and $(1,810,000) and $1,216,000 for the 13 weeks ended August 30, 2003 and August 31, 2002, respectively.

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

8.       New Accounting Standards

In July 2002, the FASB issued SFAS 146 "Accounting for Restructuring Costs". SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 46, is effective prospectively for exit or disposal activities initiated after December 31, 2002, with an earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.


                                      (13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002 (See Note 1).

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The interpretation became effective upon issuance. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.



In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a significant impact on the Company's consolidated financial statements.



                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Financial Instruments Held or Issued

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of August 30, 2003, the Company had no equity option contracts. During the nine months ended August 30, 2003, the Company was a party to equity option contracts from time to time.

10. Segment Information:

The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 requires companies to report information on segments using the way management organizes segments within the company for making operating decisions and assessing financial performance.

The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The Company has identified three reportable segments based upon the primary markets it serves: Apparel Fabrics, Home Fashions, Industrial Fabrics and Accessories and Other.

Apparel Fabrics: The Company is a major manufacturer of warp and circular knit fabrics and raschel laces. The Company's textile fabrics are sold to a wide variety of manufacturers of ready-to-wear and intimate apparel for men, women, and children, including dresses and sportswear, children's sleepwear, activewear, swimwear, and recreational apparel.

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, the Company uses it's own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which sells to specialty stores, catalogue and mail order companies, airlines and cruise lines, and health care institutions.

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

The financial statements for the 39 weeks and 13 weeks ended August 30, 2003 include other expenses in the amount of $1,441,000, which represents agreements with the Chief Executive Officer (See Note 12). This amount was allocated between segments with a majority included in the Apparel segment. In addition, asset impairment applies to the Apparel segment. (See Note 13)

The financial statements for the 39 weeks ended August 31, 2002 include a litigation settlement in the amount of $750,000, which is included in the Home Fashions and Accessory Segment. (See Note 11).

                                                  (in thousands)

39 Weeks Ended 08/30/03
-----------------------                                 Home Fashions
(Unaudited)                        Apparel            and Accessories            Other            Total
-----------                        -------            ---------------            -----            -----
External sales                         $29,974             $2,861               $5,755           $38,590
Intersegment sales                       2,592                 30                  249             2,871
Operating income (loss)                 (3,669)              (216)                 333            (3,552)
Segment assets                          13,255                797                2,532            16,584


                                                        Home Fashions
39 Weeks Ended 08/31/02             Apparel           and Accessories             Other            Total
-----------------------             -------           ---------------             -----            -----
(Unaudited)
-----------
External sales                          $40,284           $3,767                $5,481           $49,532
Intersegment sales                        3,050                23                  352             3,425
Operating income (loss)                    (413)            (916)                  291            (1,038)
Segment assets                           17,164              880                 2,934            20,978

                                                                                 39 Weeks Ended
                                                                                 --------------
Profit or Loss (Unaudited)                                           August 30                   August 31
--------------------------                                           ---------                   ---------
                                                                          2003                        2002
                                                                          ----                        ----
Total operating loss for segments                                    $ (3,552)                   $  (1,038)
Total other income                                                      2,050                        4,067
                                                                     --------                    ---------
Income (loss) before taxes on income                                 $ (1,502)                   $   3,029
                                                                     ========                    =========


13 Weeks Ended 08/30/03
-----------------------                               Home Fashions
(Unaudited)                         Apparel           and Accessories           Other             Total
-----------                         -------           ---------------           -----             -----
External sales                          $10,266           $1,087               $2,004            $13,357
Intersegment sales                          840                9                   81                930
Operating  (loss)                        (2,613)            (124)                 (18)            (2,755)


13 Weeks Ended 08/31/02
-----------------------
(Unaudited)                                             Home Fashions
-----------                           Apparel           and Accessories          Other             Total
                                      -------           ---------------          -----             -----
External sales                          $14,395           $1,394                $2,131           $17,920
Intersegment sales                        1,132                -                   148             1,280
Operating income                              5              204                   238               447

                                      (16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               13 Weeks Ended
                                                                               --------------
Profit or Loss  (Unaudited)                                          August 30                   August 31
---------------------------                                          ---------                   ---------
                                                                          2003                        2002
                                                                          ----                        ----
Total operating income (loss) for segments                            $(2,755)                   $    447

Total other income                                                      1,153                        1,133
                                                                      -------                    ---------
Income (loss) before taxes on income                                  $(1,602)                   $   1,580
                                                                      =======                    =========

11. Other:

During the fall of 1999, San Francisco Network ("SFN") commenced an action in the Superior Court of California, Marin County, against the Company and the Company's Salisbury Manufacturing Corporation ("Salisbury") subsidiary. The action related to an agreement between SFN and Salisbury (whose performance the Company guaranteed), pursuant to which Salisbury was licensed to use the Karen Neuburger trademark for branded bedding products. The case was removed to the United States District Court of California. Salisbury and the Company denied any wrong doing and asserted affirmative claims against SFN and certain of its principals. On March 14, 2002, at a court -ordered conference, the Company settled this issue without admitting liability. On April 12, 2002, the Company paid SFN $750,000 in exchange for a complete release of all claims.

12. Commitments:

The Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board. Accordingly, the company recorded a charge of $846,000, which was included in other expense for the 13 weeks and 39 weeks ended August 30, 2003.

Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred two such policies during the current quarter having an aggregate cash surrender value at August 30, 2003 of approximately $595,000. Accordingly, the Company recorded a charge of $595,000, which was included in other expenses for the 13 and 39 weeks ended August 30, 2003.

13. Asset impairment:

During the current quarter, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.


                                      (17)

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
THIRD QUARTER AND NINE MONTHS OF FISCAL 2003 COMPARED TO THIRD QUARTER AND NINE MONTHS OF 2002

Net sales for the third quarter of fiscal 2003 were $13,357,000 as compared to $17,920,000 in the 2002 period, a decrease of $4,563,000 or 25.5%. For the nine months ended August 30, 2003, net sales were $38,590,000, a decline of $10,942,000, or 22.1% from 2002. Such decreases were caused substantially by lower volume as business conditions within the domestic textile industry remain depressed. The continued influx of low-cost foreign imports has also taken a sustained toll in the U.S. textile manufacturing sector. These factors have negatively impacted sales and production. These conditions have to date continued into the fourth quarter.

Gross margins as a percentage of sales for the third quarter of fiscal 2003 decreased to 8.4% from 14.2% as compared to the similar 2002 period. For the nine months ended August 30, 2003, gross margins decreased to 9.1% compared to 12.8% in the similar 2002 period. Lower sales volume reduced operating schedules at production facilities. In the current quarter and in the comparative 2002 period no adjustments to LIFO inventory reserves were required. For the nine months ended August 30, 2003 and August 31, 2002, an increase in LIFO reserves of $300,000 and $490,000 respectively, was recorded. This was due to the liquidation of certain LIFO layers and higher average FIFO prices.

Selling, general and administrative expenses in the current quarter decreased by $349,000, or 16.6% from that in the three months ended August 31, 2002. For the nine months ended August 30, 2003, selling, general and administrative expenses decreased by $1,660,000, or 25.1% from that in the nine months ended August 31, 2002. The decrease in expenses results primarily from the reduction in the number of employees and related expenses, moving its executive offices and showroom facilities to smaller premises in July 2002, and the continued effectiveness of the cost containment programs.

During the current quarter, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.

For the 13 weeks and 39 weeks ended August 30, 2003, a charge of $1,441,000 was recorded which represents certain amendments to the agreement with the Chief Executive Officer. See note 12 to the Condensed Consolidated Financial Statements.

In March 2002, the Company settled a dispute without admitting liability for $750,000. See note 11 to the Condensed Consolidated Financial Statements.

Interest and dividend income for the current quarter remained approximately the same from that in the similar August 31, 2002 quarter. For the nine months ended August 30, 2003, interest and dividend income decreased by $1,124,000 or 51.7%, from that in the similar nine months ended August 31, 2002. On June 24, 2002, the Company distributed an initial liquidating distribution of $10.00 per share, or $52,380,000. Accordingly, the Company had a lower average invested balance for the nine months ended August 30, 2003. On August 22, 2003, the Company distributed a second liquidating distribution of $4.00 per share, or $20,860,000. This had minimum effect on interest and dividend income for the 13 weeks and 39 weeks ended August 30, 2003. In the current quarter, the Company realized gains from the sale of investment securities of $798,000 compared to $788,000 in last years third quarter. For the nine months ended August 30, 2003, we realized gains from the sale of investment securities of $1,001,000 compared to $1,904,000 in last year's nine months.

                                      (18)

The company had realized a tax benefit for the current quarter, which had an effective tax rate of 21.8% compared to an effective income tax rate of 36.1% in the comparative 2002 period.

As a result of these factors, the company had a net loss of $1,252,000 or $0.24 basic and diluted loss per share and $1,202,000 or $0.23 basic and diluted loss per share for the 13 and 39 weeks ended August 30, 2003. For the 13 and 39 weeks ended August 30, 2002, the Company had net income of $1,010,000 or $0.19 basic and diluted earnings per share and $1,959,000 or $0.38 basic and diluted earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities amounted to $1,645,000 and $5,431,000 for the 39 weeks ended August 20, 2003 and August 31, 2002, respectively. Of the decrease, major changes were as follows: $3,161,000 decrease in net income, $2,064,000 decrease in inventories, $418,000 in compensation relating to acceleration of stock options, $197,000 to depreciation and $251,000 accounts payable and other current liabilities. These decreases were offset by a $807,000 increase in accounts receivable, a decrease of $903,000 in net gain on investment securities, and a $645,000 increase in non-cash asset impairment.

Net proceeds from sales of investment securities were $17,651,000 in the nine months ended August 30, 2003 and $41,528,000 in the comparative 2002 period. In the nine months ended August 30, 2003, the Company used the proceeds for the second liquidating distribution of $4.00 per share or $20,860,000. In the nine months ended August 31, 2002, the Company used the proceeds for the initial distribution of $10.00 per share or $52,380,000.

Stockholders' equity was $49,303,000 ($9.45 book value per share) at August 30, 2003, as compared to 64,571,000 ($12.33 book value per share) at the previous fiscal year end November 30, 2002, and $71,704,000 ($13.69 book value per share) at the end of the comparative 2002 third quarter. The reduction in stockholders' equity was primarily due to the second liquidating dividend of $4.00 per share declared on August 1, 2003 by the Company's Board of Directors, which was paid on August 22, 2003. This was partially offset by a re-classification of redeemable common stock to non-redeemable common stock in the current quarter.

In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors with outstanding loans from the Company and offset the related payment against the loans due from such employee and directors, which were due as of May 31, 2003 with a one month grace period. The Company purchased the number of shares necessary for the employees and directors to pay off all outstanding loans, including interest.

Management believes that the Company's current financial position is adequate to satisfying working capital requirements and to internally fund and future expenditures to maintain its manufacturing facilities for the next twelve months.


                                      (19)

COMMITMENTS

The Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment as determined by the Board. Accordingly, the Company recorded a charge of $846,000, which was included in other expense for the 13 weeks and 39 weeks ended August 30, 2003.

Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred two such policies having an aggregate cash surrender value at August 30, 2003 of approximately $595,000. Accordingly, the Company recorded a charge of $595,000, which was included in other expenses for the 13 and 39 weeks ended August 30, 2003.





                                      (20)

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




                                      (21)

ITEM 4. CONTROLS AND PROCEDURES

         a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15- 15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decisions regarding required disclosure.

         b) CHANGE IN INTERNAL CONTROLS: There were no significant changes in the Company's internal controls or in the other factors that could significantly affect the Company's internal controls and procedures subsequent to the evaluation, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective action was taken.

                  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II.  OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

         10.1 Amendment, dated July 25, 2003, to Employment Agreement between Fab Industries, Inc. and Samson Bitensky.

         31.1 Certification by Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K:

         The Company furnished on July 15, 2003 a report on Form 8-K announcing, under Item 9 of such form, its earnings for the 26 weeks and 13 weeks ended May 31, 2003.

         The Company filed on August 4, 2003 a report on Form 8-K announcing the payment of a Liquidating Distribution in connection with it's Plan of Liquidation.

                                      (22)

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 14, 2003         FAB INDUSTRIES, INC.



                            By: /s/ Samson Bitensky
                                ------------------------
                                     Samson Bitensky
                                     Chairman of the Board
                                     and Chief Executive Officer



                            By: /s/ David A. Miller
                                ------------------------
                                    David A. Miller
                                    Vice President-Finance
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                      (23)