Form 10-K
period 2003-11-29
FAB INDUSTRIES INC
filed 2004-02-27
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended November 29, 2003

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

                        Yes [X]                  No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act)

                        Yes [_]                  No [X]

         The aggregate market value at May 31, 2003 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $33,000,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 13, 2004, there were outstanding 5,215,031 shares of Common Stock, $.20 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10K pursuant to Regulation 14A are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K

ITEM NUMBER                                                                         PAGE

PART I.................................................................................1
         Item 1. Business..............................................................1
         Item 2. Properties............................................................4
         Item 3. Legal Proceedings.....................................................6
         Item 4. Submission of Matters to a Vote of Security-Holders...................6

PART II................................................................................7
         Item 5. Market for Common Equity and Related Stockholder Matters..............7
         Item 6. Selected Consolidated Financial Data..................................8
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................................9
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........15
         Item 8. Financial Statements and Supplementary Data..........................15
         Item 9. Changes in Disagreements with Accountants on Accounting and
                      Financial Disclosure............................................15
         Item 9A Controls and Procedures..............................................16

PART III .............................................................................17
         Item 10. Directors and Executive Officers....................................17
         Item 11. Executive Compensation..............................................18
         Item 12. Security Ownership of Certain Beneficial Owners and Management......18
         Item 13. Certain Relationships and Related Transactions......................18
         Item 14. Principal Accountant Fees and Services..............................18

PART IV...............................................................................19
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....19

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

          We are a manufacturer of warp and circular knit fabrics, raschel laces, and laminated fabrics. We also produce comforters, sheets, blankets and other bedding products.

         The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002 which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover the full value of its assets, particularly its property, plant and equipment. On August 1, 2003, and May 30, 2002 the Company's Board of Directors declared a liquidating distribution of $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $20,860,000 and $52,380,000 in August 2003 and June 2002, respectively. On February 18, 2004, the Company's Board of Directors declared a liquidating distribution of $3.00 per share, to be payable on March 10, 2004, with a record date of February 28, 2004.

         Pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders on May 30, 2002 the Employee Stock Ownership Plan (the ESOP) was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stock at fair market value on the date of the termination, which resulted in a $2.4 million charge to additional paid-in-capital.

         Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. The amount loaned to the employees and directors to exercise their options was approximately $1,495,000, which was all repaid prior to August 30, 2003. These options were subject to variable accounting at each reporting period, until the loans were repaid. In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors with outstanding loans from the Company and offset the related payment against the loans due from such employees and directors, which were due as of May 31, 2003 with a one month grace period. The Company purchased the number of shares necessary for the employees and directors to pay off all outstanding loans, including interest.


                                       (1)

         On October 23, 2003, Fab received a preliminary, non-binding offer from a management-led buyout group to acquire the business, as a going concern, for $19,556,366 (or $3.75 per share), subject to certain terms and conditions. The offer contemplated that the management-led group would acquire all of the assets, and assume all of the liabilities, of Fab, and assumed that Fab will not make any further cash distributions. In connection with its receipt of the management-led offer, Fab formed a Special Committee comprised solely of independent directors to review the offer.

         On November 26, 2003, the management-led buyout group offer to acquire the business was withdrawn.

         The Company is currently in compliance with the 40% limitation on holding investment securities set forth in the Investment Company Act of 1940 and intends to remain in compliance with such requirements in the future.

OPERATIONS

         Fab is a supplier of knitted fabrics and lace in the domestic textile industry. The Company currently operates in three segments: (1) Apparel Fabrics,
(2) Home Fashions and Accessories, and (3) Other, consisting of the Gem Urethane operation, the Over-the-Counter Retail operation, located at the Salisbury Manufacturing facility, and Industrial Fabrics.

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


                                       (2)

         HOME FASHIONS AND ACCESSORIES

         The Company sells its fabrics and laces directly to manufactures in the home fashion and bedding-related industries.

         In addition, Fab utilizes its own fabrics and laces to internally produce flannel and satin sheets, blanket products, comforters, and other bedding-related products, which are sold to specialty stores, catalogue and mail order companies and airlines through the Company's subsidiary, Salisbury Manufacturing Corporation.

         OTHER

         Included in this segment is (1) Gem Urethane Corporation, (2) the Over-the-Counter Retail operation, and (3) Industrial and other miscellaneous non-apparel fabrics.

         The Company's subsidiary, Gem Urethane produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for environmental, health care, industrial, and consumer markets.

           In addition, Gem Urethane does toll laminating and converting for these markets as well as a fire resistant fabric, Sandel(R), through its subsidiary Sandel International, to the seating, transportation and military markets.

         Subsequent to year ended fiscal 2003,certain equipment was sold to a customer which previously owned 50% of the equipment. The proceeds from the sale amounted to $1,100,000. As a result, the customer at a future date will be doing the production on its own.

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

GENERAL

         We engage in research and product development activities to create new fabrics and styles to meet the continually changing demands of our customers. Direct expenditures in this area aggregated $1,999,000 in fiscal 2001, $1,690,000 in fiscal 2002, and $850,000 in fiscal 2003. Through these efforts, we have developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's, and children's apparel in both domestic and foreign markets. Similarly, we have also developed a full line of flannel and satin sheets and blankets, including specialty blankets for the airline and health care institutions.

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

         During fiscal 2003, no single customer or group of affiliated customers accounted for more than 10% of the year's net sales. Our export sales are not material.


                                       (3)

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

COMPETITION

         Fab is engaged in a highly competitive global business which is based largely upon price, product quality, service and general consumer demand for the Company's finished goods. The portion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. Our sales have declined from approximately $151,000,000 in 1998 to approximately $51,000,000 in 2003, largely as a result of increased foreign competition.

SEGMENT INFORMATION

         See Note 14 of the Notes to Consolidated Financial Statements.


EMPLOYEES

         At February 13, 2004, the Company employed approximately 500 people, of whom approximately 475 are employed by our subsidiaries. The employees are not represented by unions. We consider relations with our employees to be satisfactory. The number of our employees has declined from approximately 1,600 at the end of 1998 to approximately 500 on February 13, 2004.

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

         The Mohican Mills facility also processes and serves as a warehouse for greige and finished fabrics and lace.

          The Salisbury facility is the site of our consumer and institutional finished products manufacturing, the Over-The-Counter Retail Operation, and the Company's Mill Outlet Store.

         The Gem Urethane plant in Amsterdam, New York utilizes approximately 106,000 square feet for production.


                                       (4)

         Fab closed two manufacturing plants, Travis Knits in Cherryville, North Carolina and Adirondack Knitting in Amsterdam, New York, during the first week of July 2001. The Adirondack Knitting Plant was on an operating lease which expired at the time of closure. In addition, on November 16, 2001, Fab closed its manufacturing plant in Maiden, North Carolina. The manufacturing operations of each of these facilities were consolidated into the Company's Mohican Mills facility located in Lincolnton, North Carolina. The Company is attempting to sell its plants in Cherryville and Maiden, North Carolina.

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

                                                                          APPROXIMATE         LEASE
LOCATION                         PRINCIPAL USE                            FLOOR SPACE     EXPIRATION DATE
--------                         -------------                          --------------    ---------------
Lincolnton,                      Dyeing and finishing,                  630,550 sq. ft.       (1)
North                            Carolina raschel and tricot knitting,
                                 circular single and double knitting,
                                 tricot and raschel warping, printing
                                 and warehousing.

Lincolnton, North Carolina       Warehouse                              55,000 sq. ft.        (1)

Maiden, North Carolina           (3)                                    224,013 sq. ft.       (1)

Salisbury, North Carolina        Manufacturing finished consumer        125,000 sq. ft.       (1)
                                 and institutional products and
                                 retail and over-the- counter
                                 fabrics

Amsterdam, New York              Laminated fabrics, fire fighting       106,000 sq. ft.       (2)
                                 material manufacturing
                                 operations and bonding and
                                 laminating

Cherryville, North Carolina      (3)                                    197,000 sq. ft.       (1)

New York, New York               Executive offices and showroom         5,753 sq. ft.         7/31/05
                                 facilities

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


                                       (5)

ITEM 3.  LEGAL PROCEEDINGS.

         On November 10, 2003, a class action complaint was filed against the Company. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract discussed below in Item 7, and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendants' fiduciary duties, as well as the provisions of the Delaware General Corporation Law. The complaint does not seek a specific amount of damages, and seeks to enjoin defendants from effectuating the planned management buyout. The Company served an answer to the complaint on December 11, 2003.

         On each of November 21 and November 26, 2003, additional class action lawsuits were initiated against the Company, asserting substantially the same allegations as those described above.

         The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of the preliminary offer by the management-led buyout group to acquire the Company.

         A number of other claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable


                                       (6)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Fab's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

         FISCAL 2003                                     HIGH              LOW
         -----------                                     ----              ---
First Quarter.....................................     $  9.00          $  8.15

Second Quarter....................................     $  9.75          $  8.98

Third Quarter.....................................     $ 11.25          $  6.70

Fourth Quarter....................................     $  7.50          $  4.63

         FISCAL 2002
         -----------
First Quarter.....................................     $ 18.70          $ 12.75

Second Quarter....................................     $ 19.05          $ 17.50

Third Quarter.....................................     $  8.67          $  7.70

Fourth Quarter....................................     $  9.00          $  6.90

           At February 3, 2004, there were approximately 683 holders of record of Common Stock. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002. On August 1, 2003, the Company's Board of Directors declared a second liquidating distribution of $4.00 per share, which was paid on August 22, 2003, with a record date of August 11, 2003. Accordingly, $20,860,000 was paid on August 22, 2003.

           The Company has terminated all of its stock option plans and as a result there are no options outstanding or available for grant.


                                       (7)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
  (in thousands, except for share and per share data)

                                                     AS AT OR FOR THE FISCAL YEAR ENDED
                                   ----------------------------------------------------------------
                                       NOVEMBER     NOVEMBER     DECEMBER     DECEMBER     NOVEMBER
                                       29, 2003     30, 2002      1, 2001    2, 2000 (1)   27, 1999
Net Sales                               $51,173      $62,965      $80,036     $118,185     $128,889
Income (loss) before taxes               (1,545)       3,010      (15,488)       4,178         (338)
    on income (2)
Net income (loss) (2)                    (1,370)       1,970       (8,623)       3,033          517
Earnings (loss) per share:
     Basic                                 (.26)         .38        (1.64)         .57          .10
     Diluted                               (.26)         .38        (1.64)         .57          .10
Total assets                             58,075       81,229      131,528      151,412      152,178
Long-term debt                               --           --          311          362          409
Stockholders'    equity                  48,929       64,571      113,503      123,855      123,788
Book value                                 9.38        12.33        21.79        23.45        22.91
per share (3)
Cash dividends per share                   4.00        10.00          .40         .475          .70
Weighted average    number of
shares outstanding:
     Basic                            5,226,902    5,222,812    5,258,353    5,336,958    5,414,687
     Diluted                          5,226,902    5,222,812    5,258,353    5,336,958    5,419,130
===================================================================================================

(1)  Fifty-three week period.

(2) Fiscal year ended December 1, 2001 amounts include asset impairment and restructuring charges of $14,530,000.

(3) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.


                                       (8)

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


                                       (9)

Impairment of Long-lived Assets

         Whenever events or circumstances indicate that the carrying values of long-lived assets (including property, plant and equipment) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $13.2 million of impairment losses. We did not recognize any impairment losses in 2002. In 2003, the Company reviewed assets held for sale and determined an additional $685,000 was required.

         We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and use growth assumptions to project these amounts out over the expected life of the underlying asset. If actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis. Our operating results are also subject to the risks set forth under "Summary of Accounting Policies - Risk and Uncertainties."


Results of Operations

FISCAL 2003 COMPARED TO FISCAL 2002

         Net sales for the fiscal 2003 were $51,173,000 as compared to $62,965,000 in fiscal 2002, a decrease of 18.7%. Since 1998, a flood of low-cost foreign imports continued to take a sustained toll in the U.S. textile manufacturing sector and negatively impacted segment decline in sales and production

         Apparel external sales for fiscal 2003 were $39.1 million, a decrease of $12.2 million or 23.8%, as compared to $51.3 million for fiscal 2002.

         Home Fashion and Accessories external sales for fiscal 2003 were $4.2 million compared to $4.7 million in fiscal 2002, a decrease of $0.5 million or 10.6%.

         Other external sales for fiscal 2003 were $7.8 million, compared to $7.0 million in fiscal 2002, an increase of $0.8 million or 11.4%.

         The decreases in the apparel and home fashions segments were due to the continued influx of low-cost foreign imports and continued weakness in the domestic textile industry. The increase in other is due primarily to our subsidiary, Gem Urethane Corporation.

         The apparel and home fashions segments implemented measures beginning in fiscal 2001 to reduce operating costs including a reduction in the number of employees which reduced fixed overhead.

         Gross margins as a percentage of sales decreased to 8.3% compared to 10.4% in the similar 2002 period. Lower sales volumes reduced operating schedules at production facilities. Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $607,000 and $96,000 in fiscal 2003 and 2002, respectively. Management is hopeful that gross margins will show an improvement over last year's performance tempered, however, by the continuing deterioration in domestic textile manufacturing due to foreign imports and currency valuations issues.


                                      (10)

         Selling, general and administrative expenses decreased by $1,371,000, or 18.6% as compared to fiscal year 2002. The decrease in expenses results primarily from the reduction in the number of employees and related expenses, moving its executive offices and showroom facilities to smaller premises in July 2002, and the continued effectiveness of the cost containment programs. The decreases also resulted from the gain on sales of fixed assets totaling $443,000 and $817,000 for fiscal 2003 and 2002, respectively.

         During fiscal 2003, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.

         For the fiscal year ended November 29, 2003, a charge of $1,659,000 was recorded which represents certain amendments to the agreement with the Chief Executive Officer. See Note 9 to the Consolidated Financial Statements.

         In March 2002, the Company settled a dispute without admitting liability for $750,000. See Note 16 to the Consolidated Financial Statements.

         Apparel operating loss for fiscal 2003 was $4.6 million compared to an operating loss of $0.7 million for fiscal 2002. Lower sales volume and lower selling margins contributed to the increase in operating loss. In addition, the financial results include other expenses of $1.7 million, which represents agreement with the Chief Executive Officer (See Note 9). This was allocated between segments with a majority included in the apparel segment (See Note 9). The financial results include a charge for asset impairment of fixed assets $685,000.

         Home Fashion and Accessories operating loss for fiscal 2003 was $0.2, compared to an operating loss of $1.1 million for fiscal 2002. In fiscal 2002, the financial results includes a charge of $750,000 for settlement of a dispute without admitting liability. See Note 16 to the Consolidated Financial Statements.

         Other segments operating income for fiscal 2003 was $0.7 million compared to an operating income of $0.2 million for fiscal 2002. Higher margins and reduction of costs increased operating income.

         Interest and dividend income decreased by $1,134,000 or 47.0% as compared to fiscal year 2002. On August 22, 2003, the Company distributed a second liquidating distribution of $4.00 per share, or $20,860,000. Accordingly, the Company had lower invested balances which were invested primarily in United States Treasury Obligations resulting in lower risks and lower yields. The Company realized gains from the sale of investment securities of $1,266,000 in fiscal 2003 as compared to $2,179,000 in fiscal 2002.

         The Company realized a tax benefit for fiscal 2003 which had an effective tax rate of 11.3% as compared to an effective income tax rate of 34.6% in the comparative 2002 period. See Note 8 to the Consolidated Financial Statements.

         As a result of these factors, the Company had a net loss of $1,370,000, or $0.26 basic and diluted loss per share, as compared to net income of $1,970,000, or $0.38 basic and diluted earnings per share in fiscal 2002.


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

         Home fashions and Accessories external sales for fiscal 2002 were $4.7 million, a decrease of $5.7 million or 55.0 %, as compared to $10.4 million for fiscal 2001.


                                      (11)

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

         Selling, general and administrative expenses decreased by $2,376,000, or 24.4%, as compared to fiscal year 2001. The decrease in expenses resulted primarily from the reduction in the number of employees and related expenses, moving executive offices and showroom facilities to smaller premises and the continued effectiveness of the cost containment programs. The decrease also resulted from the gain on sale of fixed assets totaling $817,000 for fiscal 2002.

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

         Home Fashions and Accessories operating loss for fiscal 2002 was $1.1 million compared to a operating income of $0.7 million for fiscal 2001. These decreases were due primarily to lower sales volume. Additionally, in fiscal 2002 the financial results includes a charge of $750,000 for settlement of a dispute without admitting liability. See Note 16 to consolidated financial statements.

         Other segments operating income for fiscal 2002 was $0.2 million compared to an operating loss of $1.1 million for fiscal 2001.Higher margins and reduction of costs increased operating income. In fiscal 2001, the financial results include a charge of approximately $750,000 for impairment of fixed assets and a restructuring charge.

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


                                      (12)

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in fiscal 2003 amounted to $3,313,000, as compared to $8,758,000 in fiscal 2002. Of this decrease, major changes were as follows: $3,340,000 decrease in net income, $2,743,000 in accounts receivable, $1,094,000 in inventories, $418,000 in compensation relating to acceleration of stock options, and $216,000 to depreciation. These decreases were offset by $685,000 in non-cash asset impairment, a decrease of $913,000 in net gain on investment securities, $273,000 in other current and other assets and $374,000 in net gain on disposition of fixed assets.

         Net proceeds from sales of investment securities were $17,441,000 compared to $38,650,000 for fiscal 2002. For the fiscal year ended November 29, 2003, the Company used the proceeds for the second liquidating distribution of $4.00 per share or $20,860,000. For the fiscal year ended November 30, 2002, the Company used proceeds for the initial distribution of 10.00 per share, or $52,380,000.

         Stockholders' equity was $48,929,000, ($9.38 book value per share), at November 29, 2003, as compared to $64,571,000, ($12.33 book value per share), at the previous fiscal year November 30, 2002. The reduction in stockholders equity was primarily due to the second liquidating dividend of $4.00 per share declared on August 1, 2003 by the Company's Board of Directors, which was paid on August 22, 2003. This was partially offset by a re-classification of redeemable common stock to non-redeemable common stock. The Company's plan of liquidation provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue the sale of the business a going concern. If the Company is not sold by May 2005, all assets will be transferred to a liquidating trust. The liquidating trust would then succeed to all our remaining assets, liabilities and obligations.

         On February 18, 2004 the Company's Board of Directors declared a liquidating distribution of $3.00 per share to be payable March 10, 2004 with a record date of February 28, 2004,which is expected to total approximately $15.6 million.

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

         Management believes that the Company's current financial position is adequate to satisfying working capital requirements and to internally fund any future expenditures to maintain its manufacturing facilities for the next twelve months.

Inflation

         Management does not believe that the effects of inflation have had a significant impact during fiscal years 2003, 2002 and 2001.


                                      (13)

COMMITMENTS

The Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the plan, in lieu of the annual consulting fees due under such agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such an agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment as determined by the Board. Accordingly, the Company recorded a charge of $856,000, which was included in other expense for the 52 weeks ended November 29, 2003.

Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of common stock from his estate. In consideration of Mr. Bitensky relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred these policies having an aggregate cash surrender value at November 29, 2003 of approximately $803,000. Accordingly, the Company recorded a charge of $803,000, which was included in other expenses for the 52 weeks ended November 29, 2003.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not utilize off Balance Sheet arrangements.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table provided information as of November 29, 2003.

                             CONTRACTUAL OBLIGATIONS

                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                           PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                             TOTAL      LESS THAN       1-3 YEARS       3-5 YEARS      MORE THAN
                                                                1 YEAR (1)                                      5 YEARS
------------------------------------------------------------------------------------------------------------------------
Long - Term debt                                $      --        $    --        $     --        $     --      $     --
------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                              --             --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Operating Leases                                      309             39             270              --            --
------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                   --             --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on the        2,526             --                              --            --
Registrant's Balance Sheet under GAAP                                              2,526
------------------------------------------------------------------------------------------------------------------------
Total                                           $   2,835        $    39        $  2,526        $     --      $     --
------------------------------------------------------------------------------------------------------------------------

(1) On Feb.18, 2004 the Company's Board of Directors declared a liquidating distribution of $3.00 per share to be payable on March 10, 2004 with a record date of February 28, 2004, which is expected to total approximately $15.6 million.


                                      (14)

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Consolidated Financial Statements Schedules attached hereto.

ITEM 9 CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable


                                      (15)

ITEM 9A. CONTROLS AND PROCEDURES

(A) DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decisions regarding required disclosure.

(B) INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934 , as amended) that occurred during Fab's most recent quarter that has materially affected, or is reasonably likely to materially affect Fab's internal control over financial reporting.

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


                                      (16)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers as of February 13, 2004.

NAME                         AGE       POSITIONS AND OFFICES
----                         ---       ---------------------
Samson Bitensky..........    84        Chairman of the Board of Directors and Chief Executive Officer
Steven Myers.............    55        President, Chief Operating Officer
David A. Miller..........    66        Vice President-Finance, Treasurer, and Chief Financial Officer
Jerry Deese..............    52        Vice President-Controller of Plant Operations
Sam Hiatt ...............    56        Vice President-Sales

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


                                      (17)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.


                                      (18)

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) Financial Statements: See the Index to Consolidated Financial Statements at page F-2.

         (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements Schedules at page S-2.

         (3)      Exhibit List


EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------

3.1      -   Restated Certificate of Incorporation, incorporated by reference to
             Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1993 (the "1993 10-K").

3.2      -   Amended and Restated By-laws, incorporated by reference to Exhibit
             3.2 to the 1993 10-K.

3.3      -   Certificate of Amendment of Restated Certificate of Incorporation,
             incorporated by reference to Exhibit 3.3 to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 3, 1994 (the
             "1994 10-K").

3.4      -   Amendments to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form
             10-K for the fiscal year ended November 29, 1997.

3.5      -   Amendment to the Amended and Restated By-laws, incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form
             10-K for the fiscal year ended November 27, 1999.

4.1      -   Specimen of Common Stock Certificate, incorporated by reference to
             Exhibit 4-A to Registration Statement No. 2-30163, filed on
             November 4, 1968.

4.2      -   Rights Agreement dated as of June 6, 1990 between the Company and
             Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit
             B the Summary of Rights to purchase Common Stock, incorporated by reference to Exhibit 4.2 to the 1993 10-K.

4.3      -   Amendment to the Rights Agreement between the Company and
             Manufacturers Hanover Trust Company dated as of May 24, 1991, incorporated by reference to Exhibit 4.3 to the 1993 10-K.

10.1     -   Employment Agreement dated as of March 1, 1993, between the Company and Samson Bitensky, incorporated by reference to Exhibit 10.2 to the 1993 10-K.


                                      (19)

EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------

10.2     -   Fab Industries, Inc. Hourly Employees Retirement Plan (the
             "Retirement Plan"), incorporated by reference to Exhibit 10.3 to the 1993 10-K.

10.3     -   Amendment to the Retirement Plan effective December 11, 1978, incorporated by reference to Exhibit 10.4 to the 1993 10-K.

10.4     -   Amendment to the Retirement Plan effective December 1, 1981, incorporated by reference to Exhibit 10.5 to the 1993 10-K.

10.5     -   Amendment to the Retirement Plan dated November 21, 1983,
             incorporated by reference to Exhibit 10.6 to the 1993 10-K.

10.6     -   Amendment to the Retirement Plan dated August 29, 1986,
             incorporated by reference to Exhibit 10.7 to the 1993 10-K.

10.7     -   Amendment to the Retirement Plan effective as of December 1, 1989, incorporated by reference to Exhibit 10.8 to the 1993 10-K.

10.8     -   Amendment to the Retirement Plan dated September 21, 1995, incorporated by reference to Exhibit 10.9 to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 2, 1995 (the
             "1995 10-K").

10.9     -   Fab Lace, Inc. Employees Profit Sharing Plan (the "Profit Sharing
             Plan"), incorporated by reference to Exhibit 10.9 to the 1993 10-K.

10.10    -   Amendment to the Profit Sharing Plan effective December 1, 1978, incorporated by reference to Exhibit 10.10 to the 1993 10-K.

10.11    -   Amendment dated December 1, 1985 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.11 to the 1993 10-K.

10.12    -   Amendment dated February 5, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.12 to the 1993 10-K.

10.13    -   Amendment dated December 24, 1987 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.13 to the 1993 10-K.

10.14    -   Amendment dated June 30, 1989 to the Profit Sharing Plan,
             incorporated by reference to Exhibit 10.14 to the 1993 10-K.

10.15    -   Amendment dated February 1, 1991 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.15 to the 1993 10-K.

10.16    -   Amendment dated September 1, 1995 to the Profit Sharing Plan, incorporated by reference to Exhibit 10.17 to the 1995 10-K.

10.17    -   Lease dated as of December 8, 1988 between Glockhurst Corporation,
             N.V. and the Company, incorporated by reference to Exhibit 10.16 to the 1993 10-K.


                                      (20)

EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------

10.18    -   Lease Modification Agreement dated April 2, 1991 between Glockhurst
             Corporation, N.V. and the Company, incorporated by reference to
             Exhibit 10.17 to the 1993 10-K.

10.19    -   Second Lease Modification Agreement dated May 23, 1996 between 200
             Madison Associates, L.P. and the Company, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.20    -   Third Lease Modification Agreement dated April 24, 2000 between 200
             Madison Associates, L.P. and the Company, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

10.21    -   Fourth Lease Modification Agreement dated April 11, 2002 between
             200 Madison Associates, L.P. and the Company, incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30, 2002.

10.22    -   Lease dated as of March 1, 1979 between City of Amsterdam
             Industrial Development Agency and Gem Urethane Corp., incorporated by reference to Exhibit 10.18 to the 1993 10-K.

10.23    -   Lease dated as of January 1, 1977 between City of Amsterdam
             Industrial Development Agency and Lamatronics Industries, Inc., incorporated by reference to Exhibit 10.19 to the 1993 10-K.

10.24    -   Form of indemnification agreement between the Company and its officers and directors, incorporated by reference to Exhibit 10.20 to the 1993 10-K.

10.25    -   Fab Industries, Inc. Employee Stock Ownership Plan effective as of
             Nov. 25, 1991, incorporated by reference to Exhibit 10.24 to the 1993 10-K.

10.26    -   Amendment dated September 21, 1995 to the Employee Stock Ownership
             Plan, incorporated by reference to Exhibit 10.27 to the 1995 10-K.

10.27    -   Fab Industries, Inc. Non-Qualified Executive Retirement Plan dated as of November 30, 1990, incorporated by reference to Exhibit 10.25 to the 1993 10-K.

10.28    -   Form of loan agreement, dated May 30, 2002, entered into between
             Fab Industries, Inc. and certain of its executive officers and directors, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended
             November 30, 2002.

10.29    -   Amendment dated July 25, 2003 to the Employment Agreement between
             Fab Industries, Inc. and Samson Bitensky, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended August 30, 2003.


                                      (21)

EXHIBIT      DESCRIPTION OF EXHIBIT
-------      ----------------------

 21      -   Subsidiaries of the Company, incorporated by reference to Exhibit
             21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

*31.1    -   Certification of Samson Bitensky pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

*31.2    -   Certification of David A. Miller pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

*32.1    -   Certification of Samson Bitensky pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2    -   Certification of David A. Miller pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

*    Filed herewith.

     (b)     Reports on Form 8-K.

             The Company furnished on October 14, 2003 a report on Form 8-K announcing its earnings for the 39 weeks and 13 weeks ended August 30, 2003.

             The Company furnished on October 23, 2003 a report on Form 8-K announcing that it had received a preliminary offer from management-led buyout group to acquire the business, as a going concern, for $19,556,366 (or $3.75 per share), subject to certain terms and conditions.

             The Company furnished on November 14, 2003 a report on Form 8-K announcing a special committee of Fab's Board of Directors, which was appointed on October 23, 2003, following receipt by Fab of a management-led buy out group's preliminary non-binding offer for all of Fab's assets, has begun to consider the offer and to review various alternatives to maximize stockholder value. The report also announces that on November 10, 2003 a stockholder filed a complaint in Delaware Chancery Court, captioned Belanger v. Fab Industries Inc. ET. AL. DEL. Ch., C.A. No. 054-N, naming as defendants Fab Industries, Inc. and each of its directors, seeking class certification, preliminary and permanent injunction against the proposed management-led buy out, and unspecified damages.

             The Company furnished on November 26, 2003 a report on Form 8-K announcing that the management-led buyout group that had previously made a preliminary offer to acquire the business, as a going concern, has withdrawn its offer.


                                      (22)

                              FAB INDUSTRIES, INC.
                                AND SUBSIDIARIES







                                CONSOLIDATED FINANCIAL STATEMENTS
                                                 FORM 10-K ITEM 8
      FISCAL YEARS ENDED NOVEMBER 29, 2003, NOVEMBER 30, 2002 AND
                                                 DECEMBER 1, 2001

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                FORM 10-K ITEM 8

          FISCAL YEARS ENDED NOVEMBER 29, 2003, NOVEMBER 30, 2002,
                              AND DECEMBER 1, 2001

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS




        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-3



        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheets                                                    F-4
           Statements of income                                              F-5
           Statements of stockholders' equity                                F-6
           Statements of cash flows                                          F-7
        SUMMARY OF ACCOUNTING POLICIES                                F-8 - F-15

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-16 - F-43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Fab Industries, Inc. and subsidiaries as of November 29, 2003 and November 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended November 29, 2003, November 30, 2002, and December 1, 2001. We have also audited the financial statement schedule listed in the index on page S-2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in the summary of accounting policies, on March 1, 2002, the Company's Board of Directors adopted resolutions which authorize, subject to shareholder approval, the sale of the business pursuant to a plan of liquidation. The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries at November 29, 2003 and November 30, 2002, and the results of their operations and their cash flows for the fiscal years ended November 29, 2003, November 30, 2002, and December 1, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/BDO SEIDMAN, LLP
-------------------
New York, New York
February 10, 2004, except for Note 17, as to which the date is February 18, 2004

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                        NOVEMBER 29, 2003     NOVEMBER 30, 2002
 ----------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash and cash equivalents (Note 1)                                  $    3,397,000        $    3,146,000
    Investment securities available-for-sale (Note 2)                       29,004,000            45,551,000
    Accounts receivable, net of allowance of $900,000 and $1,000,000
       for doubtful accounts                                                 7,171,000             7,548,000
    Inventories (Note 3)                                                     5,531,000             8,386,000
    Deferred income taxes (Note8)                                              506,000                    --
    Other current assets                                                       701,000               867,000
 ----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                               46,310,000            65,498,000
 PROPERTY, PLANT AND EQUIPMENT - NET (NOTE 4)                                9,484,000            12,007,000
 DEFERRED TAX ASSET (NOTE 8)                                                        --               528,000
 OTHER ASSETS (NOTE 7)                                                       2,281,000             3,196,000
 ----------------------------------------------------------------------------------------------------------------
                                                                           $58,075,000           $81,229,000
 ================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                    $    1,913,000        $    2,858,000
    Corporate income and other taxes                                           861,000             1,980,000
    Accrued payroll and related expenses                                       763,000               903,000
    Other current liabilities                                                1,106,000               940,000
    Deferred income taxes (Note 8)                                                  --                 9,000
 ----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                           4,643,000             6,690,000
 DEFERRED INCOME TAXES  (NOTE 8)                                                52,000                    --
 OTHER NONCURRENT LIABILITIES (NOTE 7)                                       4,451,000             2,968,000
 ----------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                   9,146,000             9,658,000
 ----------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)
 REDEEMABLE COMMON STOCK (NOTE 9)                                                   --             7,000,000
 ----------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY (NOTES 2, 6, 7, AND 9):
    Preferred stock, $1 par value - shares authorized 2,000,000;
       none issued                                                                  --                    --
    Common stock, $.20 par value - shares authorized 15,000,000;
       issued 6,724,944 and 6,724,944                                        1,345,000             1,345,000
    Retained earnings                                                       85,225,000           100,455,000
    Accumulated other comprehensive gain (loss)                               (186,000)              229,000
    Cost of common stock  held in treasury - 1,509,913 and
       1,486,929 shares                                                    (37,455,000)          (37,237,000)
    Notes receivable from stockholders (Note 6)                                     --              (221,000)
 ----------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                         48,929,000            64,571,000
 ----------------------------------------------------------------------------------------------------------------
                                                                           $58,075,000           $81,229,000
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

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

 ---------------------------------------------------------------------------------------------------------------------
 FISCAL YEAR ENDED
 ---------------------------------------------------------------------------------------------------------------------
                                                            NOVEMBER 29, 2003  NOVEMBER 30, 2002    DECEMBER 1, 2001
 ---------------------------------------------------------------------------------------------------------------------
 NET SALES (NOTE 14)                                             $ 51,173,000        $62,965,000         $80,036,000
 COST OF GOODS SOLD                                                46,918,000         56,412,000          78,518,000
 ---------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                               4,255,000          6,553,000           1,518,000
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       6,001,000          7,372,000           9,748,000
 ASSET IMPAIRMENT AND RESTRUCTURING CHARGES (NOTE 12)                 685,000                 --          14,530,000
 OTHER EXPENSES (NOTES 9 AND 16)                                    1,659,000            750,000                  --
 ---------------------------------------------------------------------------------------------------------------------
         OPERATING LOSS                                            (4,090,000)        (1,569,000)        (22,760,000)
 ---------------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSE):
    Interest and dividend income (Note 11)                          1,279,000          2,413,000           4,289,000
    Interest expense                                                       --            (13,000)            (42,000)
    Net gain on investment securities (Note 2)                      1,266,000          2,179,000           3,025,000
 ---------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                         2,545,000          4,579,000           7,272,000
 ---------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE TAXES ON INCOME                      (1,545,000)         3,010,000         (15,488,000)
 INCOME TAX EXPENSE (BENEFIT) (NOTE 8)                               (175,000)         1,040,000          (6,865,000)
 ---------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                               $ (1,370,000)       $ 1,970,000         $(8,623,000)
 ---------------------------------------------------------------------------------------------------------------------
 EARNINGS (LOSS) PER SHARE (NOTE 13):
    Basic                                                        $       (.26)       $       .38         $     (1.64)
    Diluted                                                      $       (.26)       $       .38         $     (1.64)
 ---------------------------------------------------------------------------------------------------------------------
 CASH DIVIDENDS DECLARED PER SHARE                               $       4.00        $     10.00         $       .40
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

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                  COMMON STOCK                                                 ACCUMULATED
                                            -----------------------   ADDITIONAL                  LOAN TO        OTHER
                                               NUMBER                  PAID-IN      RETAINED  EMPLOYEE STOCK  COMPREHENSIVE
                                  TOTAL      OF SHARES      AMOUNT     CAPITAL      EARNINGS  OWNERSHIP PLAN  INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 2, 2000    $123,855,000   6,591,944    $1,319,000   $6,967,000  $154,947,000 $ (4,747,000)   $ (297,000)
Net loss - fiscal 2001         (8,623,000)         --            --           --    (8,623,000)          --            --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                       631,000          --            --           --            --           --       631,000
Total comprehensive loss       (7,992,000)         --            --           --            --           --            --
Cash dividends                 (2,100,000)         --            --           --    (2,100,000)          --            --
Purchase of treasury stock     (1,050,000)         --            --           --            --           --            --
Payment of loan from ESOP
   (Note 7)                       790,000          --            --           --            --      790,000            --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 2001     113,503,000   6,591,944     1,319,000    6,967,000   144,224,000   (3,957,000)      334,000
Net Income - fiscal 2002        1,970,000          --            --           --     1,970,000           --            --
Minimum pension liability
   adjustment of $164,000,
   net of tax benefit of
   $59,000                       (105,000)         --            --           --            --           --      (105,000)
Total comprehensive income      1,865,000          --            --           --            --           --            --
Cash dividends                (52,380,000)         --            --   (6,641,000)  (45,739,000)          --            --
Acceleration of stock
   options (Note 6)               418,000          --            --      418,000            --           --            --
Exercise of stock options
   (Note 6)                     1,445,000     133,000        26,000    1,640,000            --           --
Purchase of treasury stock       (280,000)         --            --       17,000            --           --            --
Termination of Employee
   Stock Ownership Plan                            --    (2,401,000)          --     3,957,000           --       (86,456)
----------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002     64,571,000    6,724,944    1,345,000           --   100,455,000           --       229,000
Net loss - fiscal 2003         (1,370,000)          --           --           --    (1,370,000)          --            --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                      (223,000)          --           --           --            --           --      (223,000)
Minimum pension liability
   of $300,000 net of tax
   benefit of $108,000           (192,000)                                                                       (192,000)
Total comprehensive loss       (1,785,000)          --           --           --            --           --            --
Cash dividends                (20,860,000)          --           --           --   (20,860,000)          --            --
Repayment of  notes
   receivable from
   stockholders                   221,000           --           --           --            --           --            --
Purchase of treasury stock       (218,000)          --           --           --            --           --            --
Reclass of  redeemable
   common stock to non
   redeemable common stock      7,000,000           --           --           --     7,000,000           --            --
----------------------------------------------------------------------------------------------------------------------------
Balance, November 29, 2003    $48,929,000    6,724,944   $1,345,000           --   $85,225,000           --    $ (186,000)
============================================================================================================================

--------------------------------------------------------------------
                                    TREASURY STOCK          NOTES
                               ------------------------   RECEIVABLE
                                  NUMBER                    FROM
                                OF SHARES       COST    STOCKHOLDERS
--------------------------------------------------------------------
Balance, December 2, 2000    (1,310,458) $ (34,334,000)          --
Net loss - fiscal 2001               --             --           --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                          --             --           --
Total comprehensive loss             --             --           --
Cash dividends                       --             --           --
Purchase of treasury stock      (73,116)    (1,050,000)          --
Payment of loan from ESOP
   (Note 7)                          --             --           --
--------------------------------------------------------------------
Balance, December 1, 2001    (1,383,574) $ (35,384,000)          --
Net Income - fiscal 2002                                         --
Minimum pension liability
   adjustment of $164,000,
   net of tax benefit of
   $59,000                                                       --
Total comprehensive income                                       --
Cash dividends                                                   --
Acceleration of stock
   options (Note 6)
Exercise of stock options
   (Note 6)                                                (221,000)
Purchase of treasury stock      (16,899)      (297,000)          --
Termination of Employee
   Stock Ownership Plan         (86,456)    (1,556,000)          --
--------------------------------------------------------------------
Balance, November 30, 2002   (1,486,929)   (37,237,000)    (221,000)
Net loss - fiscal 2003               --             --           --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                          --             --           --
Minimum pension liability
   of $300,000 net of tax
   benefit of $108,000
Total comprehensive loss             --             --           --
Cash dividends                       --             --           --
Repayment of notes
   receivable from
   stockholders                      --             --      221,000
Purchase of treasury stock      (22,984)      (218,000)          --
Reclass of  redeemable
   common stock to non
   redeemable common stock           --             --           --
--------------------------------------------------------------------
Balance, November 29, 2003   (1,509,913) $ (37,455,000)         --
====================================================================



                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)
================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                                         NOVEMBER 29,      NOVEMBER 30,         DECEMBER 1,
FISCAL YEAR ENDED                                                            2003              2002                 2001
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $   (1,370,000)    $   1,970,000     $  (8,623,000)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for doubtful accounts                                         400,000           400,000           400,000
        Depreciation and amortization                                         1,927,000         2,143,000         4,609,000
        Deferred income taxes                                                   214,000            38,000        (6,555,000)
        Non-cash asset impairment and restructuring charges                     685,000                --        13,241,000
        Compensation relating to acceleration of stock options                       --           418,000                --
        Net gain on investment securities                                    (1,266,000)       (2,179,000)       (3,025,000)
        Gain on disposition of fixed assets                                    (443,000)         (817,000)         (261,000)
             Decrease (increase) in:
           Accounts receivable                                                  (23,000)        2,720,000         6,005,000
           Inventories                                                        2,855,000         3,949,000         7,083,000
           Other current assets                                                 166,000           750,000           922,000
           Other assets                                                         915,000            58,000          (333,000)
        Increase (decrease) in:
           Accounts payable                                                    (942,000)         (804,000)       (1,871,000)
           Accruals and other liabilities                                       198,000           112,000        (1,518,000)
-----------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       3,316,000         8,758,000        10,074,000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (267,000)         (225,000)         (703,000)
   Proceeds from sale of property and equipment                                 621,000           957,000           725,000
   Proceeds from sales of investment securities                              17,441,000        38,650,000                --
   Acquisition of investment securities                                              --                --       (15,681,000)
-----------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            17,795,000        39,382,000       (15,659,000)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                        --          (280,000)       (1,050,000)
   Principal repayment on loan to employee stock ownership plan                      --                --           790,000
   Dividends                                                                (20,860,000)      (52,901,000)       (2,108,000)
   Exercise of stock options                                                         --         1,445,000                --
-----------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES                         (20,860,000)      (51,736,000)       (2,368,000)
-----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                251,000        (3,596,000)       (7,953,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,146,000         6,742,000        14,695,000
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  3,397,000      $  3,146,000      $  6,742,000
=============================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

 BUSINESS Fab Industries, Inc. (the "Company") is a manufacturer of knitted apparel fabrics, including laces and finished home products, as well as laminated fabrics. The Company's sales are primarily made to United States customers.

                                The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion, and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling its business or if it does sell the business, that it will be able to recover the full value of its assets, particularly its property, plant and equipment. On August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $20,860,000 and $52,380,000 in
                                August 2003 and June 2002, respectively.


                                The Company's plan of liquidation provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue the sale of the business as a going concern. If the Company is not sold by May 2005, all assets will be transferred to a liquidating trust. The liquidating trust would then succeed to all our remaining assets, liabilities and obligations.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

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

                                Each of Fiscal 2003, 2002, and 2001 had
                                fifty-two weeks.


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

                                Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places it cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if brokers are unable to repay balances due or deliver securities in their custody. By policy, the Company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2003 and fiscal 2002, that custodian had an average balance of approximately $9.6 million and $13.3 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At November 29, 2003, that custodian had approximately $7.8 million of the Company's cash under investments, which were invested in U.S. Treasury obligations. In August 2003, the Company liquidated $2.5 million from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 50% of the Company's portfolio to be held by the custodian.

                                Concentrations of credit risk with respect to trade receivables are limited due to a diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of November 29, 2003 and November 30, 2002, 8% and 11%, respectively, of the accounts receivable outstanding were due from factors.

 ACCOUNTS RECEIVABLE AND
 ALLOWANCE FOR DOUBTFUL         The Company's accounts receivable are customer
 ACCOUNTS                       obligations due under normal trade terms,
                                carried at their face value less an allowance for doubtful accounts.

                                The Company evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes the allowance for doubtful accounts as of November 29, 2003 is adequate, however, actual write-offs might exceed the recorded allowance.

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


 DERIVATIVE FINANCIAL           The Company is party to equity option contracts
 INSTRUMENTS HELD OR            as part of its investing activities.
 ISSUED                         Option contracts are contractual
                                agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.

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


 LONG-LIVED ASSETS              The Company reviews the carrying values of its
                                long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During fiscal 2003, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.
                                During fiscal 2001, the Company recorded asset impairment and restructuring charges. See Note
                                12 of the notes to the financial statements.

 RESEARCH AND                   Research and development costs are charged to
 DEVELOPMENT COSTS              expenses in the year incurred and amounted to
                                $850,000, $1,690,000, and $1,999,000 in fiscal
                                2003, 2002 and 2001, respectively.


 ACCOUNTING FOR                 The Company applied Accounting Principles Board
 STOCK-BASED COMPENSATION       Opinion No. 25, "Accounting for Stock Issued to
                                Employees" and related interpretations in accounting for its various stock option plans.
                                The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for
                                Stock-Based Compensation" and SFAS No. 148,
                                "Accounting for Stock-Based
                                Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS 123. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123. See Note 6 for disclosure of assumptions utilized in the calculation of fair value. The Company's stock option plans were terminated subsequent to the fiscal year ended November 30, 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                                                                         2003         2002          2001
                                                                         ----         ----          ----
                                                                    (In thousands, except per share data)
Net Income (loss) as reported                                          $(1,370)     $1,970     $  (8,623)

Less:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                         --        (130)          (29)
                                                                     ------------------------------------
Pro forma net income (loss)                                            $(1,370)     $1,840     $  (8,652)

Basic and diluted net income (loss) per share-As reported              $ (0.26)      $0.38     $   (1.64)

Pro forma                                                              $ (0.26)      $0.35     $   (1.65)
=========================================================================================================

 TAXES ON INCOME                The Company follows the liability method of
                                accounting for income taxes. Accordingly, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.


EARNINGS (LOSS) PER SHARE       Basic earnings (loss) per share is based on the
                                weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. There were no dilutive potential common shares outstanding in fiscal 2003. The
                                Company's dilutive potential common shares outstanding during fiscal 2002 and 2001 resulted entirely from dilutive stock options. For fiscal
                                2002 and 2001, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive.
                                See Note 13 of notes to the financial
                                statements.


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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

EFFECT OF RECENTLY              In July 2002, the FASB issued SFAS 146
ISSUED ACCOUNTING               "Accounting for Restructuring Costs". SFAS 146
STANDARDS                       applies to costs associated with an exit
                                activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under
                                SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with an earlier adoption encouraged. Under SAFS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging
                                Issues Task Force Issue 94-3. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.


                                In November 2002, the FASB issued FASB
                                Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, with addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even it is not probable that the payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company's adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                                In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transaction and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary change to fair market value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method used on reported results. The Statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company plans to continue using the intrinsic value method for stock based compensation.

                                In January 2003, the FASB issued FASB
                                Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A Company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected returns if they occur. Interpretation No.46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Interpretation became effective upon issuance. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                                In May 2003, the FASB issued SFAS No. 150,
                                "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after Fiscal 2004. The Company's adoption of SFAS No. 150 did not have an effect on the Company's consolidated financial statements.


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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

 1.      CASH AND CASH     Cash and cash equivalents at November 29, 2003 and
         EQUIVALENTS       November 30, 2002 consisted of the following
                           (in thousands):

                                                                              2003                   2002
                           --------------------------------------------------------------------------------
                           Cash                                             $  549                 $  526
                           Taxable and tax-free short-term
                             debt instruments                                2,848                  2,620
                           --------------------------------------------------------------------------------
                                                                            $3,397                 $3,146
                           ================================================================================


2.       INVESTMENT        Investment securities available-for-sale at November
         SECURITIES        29, 2003 and November 30, 2002 consisted of the
                           following (in thousands):

                                                                     GROSS         GROSS
                                                                   UNREALIZED    UNREALIZED
                                                        COST      HOLDING GAIN  HOLDING LOSS   FAIR VALUE
                           --------------------------------------------------------------------------------
                           2003:
                              Equities                $     750   $        17       $    --     $     767
                              U.S. Treasury
                                 obligations             27,519           418            --        27,937
                              Corporate bonds               253            --          (250)            3
                              Money market                  297            --            --           297
                           --------------------------------------------------------------------------------
                                                        $28,819       $   435         $(250)      $29,004
                           ================================================================================
                           2002:
                              Equities                $     750   $        --       $    --     $     750
                              U.S. Treasury
                                 obligations             32,411           617            --        33,028
                              Corporate bonds             7,748           194          (254)        7,688
                              Money market                4,085            --            --         4,085
                           --------------------------------------------------------------------------------
                                                        $44,994       $   811         $(254)      $45,551
                           ================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 29, 2003 and November 30, 2002, by contractual maturity are as shown below:

                                                        NOVEMBER 29, 2003              NOVEMBER 30, 2002
                                                      --------------------          -----------------------
                                                        COST    FAIR VALUE              COST    FAIR VALUE
                           --------------------------------------------------------------------------------
                           Maturing in one          $ 14,875      $ 14,978          $ 10,064      $ 10,067
                             year or less
                           Maturing after one
                             year through
                             five years               11,589        11,648            28,054        28,520
                           Maturing after
                             five years
                             through ten years            --            --               259           264
                           Ten years and over          1,308         1,314             1,782         1,865
                           --------------------------------------------------------------------------------
                                                    $ 27,772      $ 27,940          $ 40,159      $ 40,716
                           ================================================================================

                           Gross and net realized gains and losses on sales of investment securities were:

                                                                      2003            2002           2001
                           --------------------------------------------------------------------------------
                           Gross realized gains                    $ 3,980         $ 6,653        $ 6,619
                           Gross realized losses                    (2,714)         (4,474)        (3,594)
                           --------------------------------------------------------------------------------
                           Net realized gain                       $ 1,266         $ 2,179        $ 3,025
                           ================================================================================

                           Other comprehensive income (loss) for fiscal 2003, 2002, and 2001 consisted of the following (in thousands):

                                                                      2003            2002            2001
                           --------------------------------------------------------------------------------
                           Unrealized holding gains
                           arising during the year, net of
                           tax                                       $ 537          $1,307          $2,446

                           Reclassification adjustment,
                           net of tax                                 (760)         (1,307)         (1,815)
                           --------------------------------------------------------------------------------

                           Other comprehensive income
                           (loss), net of tax                        $(233)             --           $ 631
                           ================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           During Fiscal 2003, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. At November 29, 2003 and November 30, 2002, the Company had no such investments, but will continue to invest in such equities in the future.

                           Realized gains or (losses) on purchased short-term S&P 100 index put options and sold short-term S&P 100 call options during fiscal 2003, 2002, and 2001 were approximately $(874,000), $(1,463,000), and $925,000, respectively.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.       INVENTORIES       Inventories at November 29, 2003 and November 30,
                           2002 consisted of the following (in thousands, except for percentages):

                           --------------------------------------------------------------------------------
                                                                              2003                  2002
                           --------------------------------------------------------------------------------
                           Raw materials                                  $  1,446              $  2,131
                           Work-in-process                                   1,867                 2,717
                           Finished goods                                    2,218                 3,538
                           --------------------------------------------------------------------------------
                                                                          $  5,531              $  8,386
                           --------------------------------------------------------------------------------

                           Approximate percentage of
                             inventories valued under LIFO
                             method                                           61%                   62%
                           --------------------------------------------------------------------------------
                           Excess of FIFO valuation over
                             LIFO valuation                               $  1,007              $  1,614
                           ================================================================================

                           In fiscal 2003, 2002, and 2001 the liquidation of certain LIFO layers increased cost of goods sold by $925,000, $503,000, and $1,909,000 respectively. The inventories in these LIFO layers were acquired at higher costs than current costs.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4.       PROPERTY, PLANT   Property, plant and equipment at November 29, 2003
         AND EQUIPMENT     and November 30, 2002 consisted of the following (in
                           thousands):

                                                                                2003                2002
                           --------------------------------------------------------------------------------
                              Land and improvements                      $       682         $       682
                              Buildings and improvements                       7,323               8,377
                              Machinery and equipment                         22,255              70,431
                              Trucks and automobiles                             679               1,742
                              Office equipment                                   287                 681
                              Leasehold improvements                             548                 929
                              Assets held for sale (Note 12)                   2,013               2,786
                           --------------------------------------------------------------------------------
                                                                              33,787              85,628
                           Less:  Accumulated depreciation and
                                     amortization                             24,303              73,621
                           --------------------------------------------------------------------------------
                                                                            $  9,484           $  12,007
                           ================================================================================

5.      OBLIGATIONS UNDER  During fiscal 2002, the capital lease liability was
        CAPITAL LEASES     forgiven by the lessor, resulting in other income of
                           $339,000, which was included in selling, general and administrative expenses for fiscal 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.       STOCK             STOCK OPTION PLAN
         COMPENSATION
         PLANS             In May 2001 and May 1997, the Board of Directors
                           adopted and the shareholders approved two new stock option plans providing for the grant of up to 200,000 shares and 175,000 shares of common stock, respectively, at any time over the next ten years from the date such plans were adopted. These stock option plans have been terminated subsequent to the fiscal year ended November 30, 2002.

                           Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. The amount loaned to the employees and directors to exercise their options was approximately $1,495,000, which was repaid as of June 13, 2003. These options were subject to variable accounting at each reporting period, until the related loans were repaid. In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors with outstanding loans from the Company to offset the related payment of the loans due from such employees and directors, which were due as of May 31, 2003 with a one month grace period. The Company purchased the number of shares necessary for the employees and directors to pay off all outstanding loans, including interest. In fiscal 2003 and 2002 no compensation costs was recorded related to variable accounting since the market price of the Company's stock did not change significantly from the date the options were exercised to the date the loans were repaid in fiscal 2003 and 2002. Based on the acceleration of certain stock options, the Company recorded a charge of approximately $418,000 to compensation expense and an increase to additional paid-in capital in fiscal 2002. As of November 29, 2003 there were no outstanding options under either of the 2001 stock option plan or the 1997 stock option plan.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           There were no options granted in fiscal 2003 and 2002.

                           The weighted average fair value of options granted was $3.67 per share in fiscal 2001.

                           For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the vesting period of the options.

                           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal 2001 grants:


                           --------------------------------------------------
                           Dividends                 $.40 to $.70 per share
                           Volatility                        21.4% to 29.2%
                           Risk-free interest                4.54% to 5.00%
                           Expected term                      1 to 10 years
                           --------------------------------------------------

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           Data regarding the Company's stock option plan follows:

                                                                                        WEIGHTED AVERAGE
                                                                                         EXERCISE PRICE
                                                                               SHARES       PER SHARE
                           -------------------------------------------------------------------------------
                           Shares under option, December 2, 2000              162,700        $12.47
                           Options granted                                      8,000         12.75
                           Options exercised                                       --            --
                           Options canceled                                   (27,500)       (12.25)
                           -------------------------------------------------------------------------------
                           Shares under option, December 1, 2001              143,200         12.53
                           Options granted                                         --            --
                           Options exercised                                 (133,000)        12.51
                           Options canceled                                   (10,200)        12.70
                           -------------------------------------------------------------------------------
                           Shares under option, November 30, 2002                  --            --
                           -------------------------------------------------------------------------------
                           Shares under option, November 29, 2003                  --            --
                           ===============================================================================

                           -------------------------------------------------------------------------------
                           Options exercisable at:
                              December 01, 2001                                47,280         12.72
                              November 30, 2002                                    --            --
                              November 29, 2003                                    --            --
                           ===============================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7.       BENEFIT PLANS     PROFIT SHARING PLANS

                           A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 2003, 2002 and 2001 were $118,000, $144,000 and $181,000, respectively.

                           The Company also has a nonqualified, defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 2003, 2002 and 2001 were $41,000, $41,000 and $52,000, respectively. Benefits payable under this plan amounting to $1,925,000 and $1,898,000 at November 29, 2003 and November 30, 2002, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           The following tables provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 2003 and 2002:

                                                                                       2003               2002
                                                                              -----------------------------------
                           RECONCILIATION OF THE BENEFIT OBLIGATION
                           Obligation at beginning of year                       $3,312,000         $3,513,000
                           Service cost                                             163,000            177,000
                           Interest cost                                            218,000            246,000
                           Amendments                                                     -             51,000
                           Curtailment                                                    -             27,000
                           Actuarial loss                                           355,000            267,000
                           Benefit payments                                        (785,000)          (969,000)
                                                                              -----------------------------------
                           Obligation at end of year                             $3,263,000         $3,312,000
                                                                              ===================================

                                                                                       2003               2002
                                                                              -----------------------------------
                           RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
                           Fair value of plan assets at beginning of year        $2,477,000         $3,855,000
                           Actual return on plan assets (net of expenses)           137,000           (409,000)
                           Benefit payments                                        (785,000)          (969,000)
                                                                              -----------------------------------
                           Fair value of plan assets at end of year              $1,829,000         $2,477,000
                                                                              ===================================

                                                                                       2003               2002
                                                                              -----------------------------------
                           FUNDED STATUS
                           Funded status                                        $(1,434,000)         $(835,000)
                           Unrecognized prior service cost                          256,000            293,000
                           Unrecognized actuarial  loss                             464,000            164,000
                                                                              -----------------------------------
                           Net amount recognized                                  $(714,000)         $(378,000)
                                                                              ===================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         The following table provides the amounts recognized in the consolidated balance sheets as of November 29, 2003 and November 30, 2002:

                                                                                           2003               2002
                                                                                  ----------------------------------
                           Accrued benefit liability (included in other             $ (1,434,000)      $  (835,000)
                             noncurrent liabilities)
                           Intangible pension asset (included in other assets)           256,000           293,000
                           Accumulated other comprehensive loss (Net of tax
                             effect below)                                               297,000           105,000
                           Deferred tax asset                                            167,000            59,000
                                                                                  ----------------------------------
                           Net amount recognized                                    $   (714,000)      $  (378,000)
                                                                                  ==================================

         The following table provides the components of the net periodic (benefit) cost for the Plan for fiscal 2003 and 2002:

                                                                                            2003              2002
                                                                                  ----------------------------------
                           Service cost                                             $    163,000       $   177,000
                           Interest cost on projected benefit obligation                 218,000           246,000
                           Expected return on plan assets                               (191,000)         (300,000)
                           Amortization of prior service cost                             37,000            45,000
                           Amortization of net gain                                           --           (35,000)
                           Recognized loss due to curtailment and settlement             109,000           161,000
                                                                                  ----------------------------------
                           Net periodic pension cost                                $    336,000        $  294,000
                                                                                  ==================================

         Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligations and the market-related value of assets are amortized over the average remaining service period of active participants.

         The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 2003 and 2002 are shown in the following table:

                                                                                             2003               2002
                                                                                   ---------------------------------
                           Discount rate                                                     6.25%             6.75%
                           Expected return on plan assets                                    8.00%             8.00%

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

                           Pursuant to resolutions adopted by the Company's Board of Directors, upon approval of the Plan by the stockholders on May 30, 2002 Employees Stock Ownership Plan (the ESOP) was terminated and all shares of common stock of the Company then held in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock, in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stock at the fair market value on the date of the termination, which resulted in a $2.4 million charge to additional paid-in-capital in fiscal 2002.

                           For fiscal 2001, the portion of the common stock dividends declared relating to ESOP shares totaled $104,000. Of this amount, $65,000 related to allocated shares and $39,000 related to unallocated shares. The dividends related to the unallocated shares was applied towards the $790,000 annual principal installments referred to above. There were no common stock dividends declared relating to ESOP shares for fiscal 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           The net charge to earnings for fiscal 2001 were as follows (in thousands):


                                                                     2001
                           -----------------------------------------------
                           Contribution to ESOP                    $1,048
                           Less:  Interest income on loan
                                     to ESOP                          296
                           -----------------------------------------------
                           Net charge to earnings                 $   752
                           ===============================================


                           The contribution to the ESOP was allocated between costs of goods sold and operating expenses. The interest income was included in interest and dividend income.

                           There was no charge to earnings for fiscal 2003 or 2002.


8.       INCOME TAXES      Provisions (benefits) for Federal, state
                           and local income taxes for fiscal 2003,
                           2002 and 2001 consisted of the following components (in thousands):

                                                      2003      2002      2001
                           -----------------------------------------------------
                           Current:
                              Federal              $   313   $   479  $   (469)
                              State and local          150       100       159
                           -----------------------------------------------------
                                                       463       579      (310)
                           Deferred:
                              Federal and state       (638)      461    (6,555)
                           -----------------------------------------------------
                                                   $  (175)   $1,040  $ (6,865)
                           =====================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           The net deferred tax liability at November 29, 2003 and November 30, 2002 consisted of the following (in thousands):

                                                                                   2003        2002
                           -------------------------------------------------------------------------
                           Long-term portion:
                              Deferred tax liability (asset) for:
                                   Depreciation                             $     1,577   $     619
                                   Employee Benefit Plans                        (1,360)     (1,118)
                                   Pension obligation                              (167)        (59)
                                   Other                                              2          30
                           -------------------------------------------------------------------------
                                         Net long-term liability (asset)             52        (528)
                           -------------------------------------------------------------------------
                           Current portion:
                                   Deferred tax liability (asset) for:
                                   Allowance for doubtful accounts                 (337)       (204)
                                   Net unrealized gain
                                       on investment securities                      74         249
                                   Other                                           (243)        (36)
                           -------------------------------------------------------------------------
                                         Net current liability (asset)             (506)          9
                           -------------------------------------------------------------------------
                           Net deferred tax asset                              $   (454)   $   (519)
                           =========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 2003, 2002 and 2001 to income (loss) before income taxes due to the following:

                                                                2003         2002        2001
                           --------------------------------------------------------------------
                                                                  (Tax effect in thousands)
                           Federal tax expense
                            (benefit) at statutory rate    $   (525)     $   513     $(5,266)
                           State and local income taxes,
                             net of Federal benefit              99           66         105
                           Tax-free interest income and
                             dividends received deduction       (59)        (119)       (147)
                           Change in estimates for tax
                             contingency and other              310          580      (1,557)
                           --------------------------------------------------------------------
                           Income tax expense (benefit)       $(175)      $1,040     $(6,865)
                           =====================================================================

                           In the fourth quarter of fiscal 2001, the Company reversed approximately $1.5 million of certain tax reserves recorded in prior years, due to changes in estimates for tax contingency items.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.       COMMITMENTS AND   EMPLOYMENT AGREEMENT

         CONTINGENCIES

                           The Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board. Accordingly, the Company recorded a charge of $856,000, which was included in other expense for fiscal 2003

                           Such amendment to the employment agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death shares of common stock from his estate equal to the lessor of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus $3 million in proceeds from insurance on his life for which the Company was beneficiary. In consideration of Mr. Bitensky's relinquishing the right to have the Company repurchase approximately $10 million of shares of common stock from his estate, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred these policies having an aggregate cash surrender value at November 29, 2003 of approximately $803,000. Accordingly, the Company recorded a charge of $803,000, which was included in other expenses and reclassified the $7 million in redeemable common stock to retained earnings in fiscal 2003.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         LEASE

         The Company leases its New York City offices and showrooms until 2005, at average minimum annual rentals of $136,000 plus escalation and other costs.

         Rental expense for operating leases in fiscal 2003, 2002 and 2001 aggregated $297,000, $495,000 and $679,000, respectively.

         Future minimum annual payments over the remaining noncancellable term of the Company's New York City operating lease are as follows:

         FISCAL YEAR ENDING (IN THOUSANDS)
         -----------------------------------------------------------------------
         2004                                         $135
         2005                                           91
         -----------------------------------------------------------------------
                                                      $226
         =======================================================================

         LITIGATION

         On November 10, 2003, a class action suit was filed against the Company. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares and which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract, the Company's failure to seek stockholder approval for the management buyout and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendants fiduciary duties, as well as the provisions of the Delaware General Corporation Law.

         The complaint does not seek a specific amount of damages, and seeks to enjoin defendants from effectuating the planned management buyout. The Company served an answer to the complaint on December 11, 2003.

         On each of November 21 and November 26, 2003 class action lawsuits were initiated against the Company asserting the same allegations as those described above.

         The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of preliminary offer by the management-led buyout to acquire the Company.

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


         OTHER

         The Company had a letter of credit with its insurance provider for $1.0 million as of November 29, 2003, subsequently reduced to $400,000.


10.      STATEMENT OF      Cash outlays for corporate  income taxes and
         CASH FLOWS        interest for fiscal 2003, 2002 and 2001 were as
                           follows (in thousands):

                                                    CORPORATE INCOME
                                                         TAXES         INTEREST
                           -----------------------------------------------------
                           2003                        $    538          $   --
                           2002                             156              13
                           2001                             438              42
                           =====================================================


                           NONCASH INVESTING AND FINANCING ACTIVITIES

                           In fiscal 2003, 2002 and 2001, net unrealized holding gains (losses) of $(372,000), $0 and $1,051,000, respectively, less related income taxes of $(149,000), $0, and $420,000, on investment securities available-for-sale, were recorded as increases (decreases) in stockholders' equity.

                           In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors in exchange for its notes receivable from those individuals.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.      INTEREST AND      Interest and dividend income for the past three
         DIVIDEND INCOME   fiscal years were as follows (in thousands):

                                        INTEREST INCOME   DIVIDEND INCOME  TOTAL
                              --------------------------------------------------
                              2003           $1,089           $190        $1,279
                              2002           $2,164           $249        $2,413
                              2001            4,123            166         4,289
                              ==================================================


12.      ASSET             In the third quarter of fiscal 2003, the Company
         IMPAIRMENT        reviewed assets held for sale and  determined an
         AND               additional charge of $685,000 was required.
         RESTRUCTURING
         CHARGES           In the second quarter of fiscal 2001, the Company
                           implemented a restructuring plan to consolidate several manufacturing facilities. As a result the Company's fiscal year ended December 1, 2001 financial results include a charge for impairment of fixed assets held for sale of $5,958,000 for the writedown of fixed assets held for disposal to their fair value less costs to dispose. The consolidation of manufacturing facilities is an effort to restore the operations to an acceptable level of profitability by eliminating over-capacities at the manufacturing level in response to the continued weakness in the economy and market conditions that have adversely affected the domestic textile industry.

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

                           The Company continues to utilize the majority of its remaining property, plant, and equipment, however, there can be no assurance that the Company will sell its assets or if it does sell its assets, that it will be able to recover the full value of its assets, particularly its property, plant and equipment

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.      EARNINGS (LOSS)   Basic and diluted earnings (loss) per share for
         PER SHARE         the fiscal years ended November 29, 2003, November
                           30, 2002 and December 1, 2001 are calculated as follows:

                                                                                    WEIGHTED
                                                                     NET INCOME      AVERAGE       PER SHARE
                                                                        (LOSS)        SHARES        AMOUNT
                           -----------------------------------------------------------------------------------
                           Fiscal year ended November 29, 2003:
                              Basic loss per share                  $(1,370,000)      5,226,902      $(  .26)
                                                                                                   ===========
                              Effect of assumed exercise of
                                 employee stock options                      --              --
                           -----------------------------------------------------------------------------------
                              Diluted loss per share                $(1,301,000)      5,226,902      $(  .26)
                           ===================================================================================
                           Fiscal year ended November 30, 2002:
                              Basic earnings per share               $1,970,000       5,222,812      $   .38
                                                                                                   ===========
                              Effect of assumed exercise of
                                 employee stock options                      --              --
                           -----------------------------------------------------------------------------------
                              Diluted earnings per share             $1,970,000       5,222,812      $   .38
                           ===================================================================================
                           Fiscal year ended December 1, 2001:
                              Basic loss per share                  $(8,623,000)      5,258,353       $(1.64)
                                                                                                   ===========
                              Effect of assumed exercise of
                                 employee stock options                      --              --
                           -----------------------------------------------------------------------------------
                              Diluted loss per share                $(8,623,000)      5,258,353       $(1.64)
                           ===================================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                           During fiscal 2003, there were no options outstanding. During fiscal 2002, all outstanding options were either exercised or canceled. Options to purchase 143,200 shares of common stock were outstanding during fiscal 2001, but were not included in the computation of diluted earnings per share, as their effect would be anti-dilutive.

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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, we also use our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which we sell to specialty stores, catalogue and mail order companies and airlines.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. The Company also sells fabrics to vendors in the over the counter markets.

         The accounting policy of the reportable segments are the same as those described in Summary of Accounting Policies (Business F-9). The Company neither allocates to the segments nor bases segment decisions on the following:

                  - Interest and dividend income
                  - Interest and other expense
                  - Net gain on investment securities
                  - Income tax expense or benefit

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

         For the 52 weeks ended December 1, 2001, charges for the asset impairment and restructuring charges applies mainly to the apparel segment with a small portion to the other segment. The 52 weeks ended November 30, 2002 included a litigation settlement in the amount of $750,000, which was included in the Home Fashions and Accessories segment (see Note 16). The 52 weeks ended November 29, 2003 included other expenses of $1,659,000, relating to the amendment to Mr. Bitensky's employment agreement (see Note 9). This amount was allocated between segments with a majority included in the apparel segment. In addition, the asset impairment charge in fiscal 2003 applied to the apparel segment (see Note 12).

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


The following are our segment revenues and income (loss) by reportable segments for the fiscal years 2003, 2002, and 2001.


                                         HOME FASHIONS,
2003                         APPAREL    AND ACCESSORIES       OTHER      TOTAL
----                         -------    ---------------       -----      -----
External sales               $39,143       $ 4,227            $7,803    $51,173
Intersegment sales             3,579            56               306      3,941
Operating income/(loss)       (4,647)         (187)              744     (4,090)
Depreciation expense           1,475            64               364      1,903
Segment assets                11,682           929             2,370     14,981
Capital expenditures              27            38               202        267


                                         HOME FASHIONS,
2002                         APPAREL    AND ACCESSORIES       OTHER      TOTAL
----                         -------    ---------------       -----      -----
External sales               $51,269       $ 4,673            $7,023    $62,965
Intersegment sales             3,860            22               372      4,254
Operating income/(loss)         (679)       (1,085)              195     (1,569)
Depreciation expense           1,600            51               327      1,978
Segment assets                16,629         1,005             2,543     20,177
Capital expenditures              --            --               225        225


                                         HOME FASHIONS,
2001                         APPAREL    AND ACCESSORIES       OTHER      TOTAL
----                         -------    ---------------       -----      -----
External sales               $60,884      $ 10,382            $8,770    $80,036
Intersegment sales             9,781            44               326     10,151
Operating income/(loss)      (22,346)          674            (1,088)   (22,760)
Depreciation expense           3,919            54               477      4,450
Segment assets                21,844         1,454              2,867     26,165
Capital expenditures             374            --               302        676

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

REVENUES                                     2003           2002           2001
                                             ----           ----           ----

Total external sales for segments       $  51,173      $  62,965     $   80,036
Intersegment sales for segments             3,941          4,254         10,151
Elimination of intersegment sales          (3,941)        (4,254)       (10,151)
                                      ------------------------------------------
Total consolidated sales                $  51,173      $  62,965     $   80,036
                                      ==========================================


PROFIT OR LOSS

Total operating loss for segments       $  (4,090)     $  (1,569)    $  (22,760)
Total other income                          2,545          4,579          7,272
                                      ------------------------------------------
Income (loss) before taxes on income    $  (1,545)     $   3,010     $  (15,488)
                                      ==========================================


ASSETS

Total segments assets                   $  14,981      $  20,177     $   26,165
Assets not allocated to segments           43,094         61,052        105,363
                                      ------------------------------------------
Total consolidated assets               $  58,075      $  81,229     $  131,528
                                      ==========================================


OTHER SIGNIFICANT ITEMS

Depreciation expense                    $   1,903      $   1,978     $    4,450
Not allocated to segments                      24            165            159
                                      ------------------------------------------
Consolidated total                      $   1,927      $   2,143     $    4,609
                                      ==========================================


Capital expenditures                    $     267      $     225     $      676
Not allocated to segments                      --             --             27
                                      ------------------------------------------
Consolidated total                      $     267      $     225     $      703
                                      ==========================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.      QUARTERLY         Quarterly earnings were as follows (in thousands,
         FINANCIAL DATA    except for earnings per share):
         (UNAUDITED)

                                                       FIRST                             THIRD           FOURTH
                                                      QUARTER       SECOND QUARTER      QUARTER          QUARTER           TOTAL
                           ---------------------------------------------------------------------------------------------------------
                           Fiscal 2003:
                              Net sales                 $11,587          $13,646          $13,357         $12,583           $51,173
                              Gross profit                  741            1,353            1,002           1,159             4,255
                              Net income (loss)            (270)             320           (1,252)           (168)           (1,370)
                              Earnings (loss)
                               per share:
                                 Basic               $   (0.05)       $    0.06       $    (0.24)    $     (0.03)     $      (0.26)
                                 Diluted             $   (0.05)       $    0.06       $    (0.24)    $    ( 0.03)     $      (0.26)
                           =========================================================================================================
                           Fiscal 2002:
                              Net sales                 $14,250          $17,362          $17,920         $13,433           $62,965
                              Gross profit                1,107            2,424            2,362             660             6,553
                              Net income (loss)            (677)           1,626            1,010              11             1,970
                            Earnings (loss)
                              per share:
                                 Basic               $    (0.13)      $     0.31      $      0.19    $       0.00     $        0.38
                                 Diluted             $    (0.13)      $     0.31      $      0.19    $       0.00     $        0.38
                           =========================================================================================================

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

17.      SUBSEQUENT        On Feb 18, 2004 the Company's Board of Directors
         EVENT             declared a liquidating distribution of $3 per share
                           to be payable on March 10, 2004 with a record date of February 28, 2004, which is expected to total approximately $15.6 million.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES
                                    FORM 10-K

            FISCAL YEARS ENDED NOVEMBER 29, 2003, NOVEMBER 30, 2002,
                              AND DECEMBER 1, 2001

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
                                 BALANCE AT       CHARGED TO     CHARGED TO
                                 BEGINNING        COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                       OF YEAR          EXPENSES       ACCOUNTS       DEDUCTIONS    END OF YEAR
-----------------------------------------------------------------------------------------------------------
Fiscal year ended
   November 29, 2003:
         Allowance for doubtful
              Accounts              $   1,000       $400(i)        $   --       $   (500)(ii)     $    900
Fiscal year ended
   November 30, 2002:
         Allowance for doubtful
              Accounts              $     600       $400(i)        $   --       $         --      $  1,000

Fiscal year ended
   December 1, 2001:
         Allowance for doubtful
              Accounts              $   300         $400(i)        $   --       $   (100)(ii)     $    600

==========================================================================================================

(i)  Current year's provision.

(ii) Accounts receivable written-off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Fab has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                     FAB INDUSTRIES, INC.

                                                     By: /s/ Samson Bitensky
                                                         -----------------------
                                                     Samson Bitensky
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                     Date:    February 27, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     DATE                    CAPACITY IN WHICH SIGNED
---------                     ----                    ------------------------
/s/ Samson Bitensky           February 27, 2004       Chairman of the Board, Chief Executive Officer,
---------------------------                           and Director (Principal Executive Officer)
Samson Bitensky


/s/ David A. Miller           February 27, 2004       Vice President - Finance, Treasurer, and Chief
---------------------------                           Financial Officer (Principal Financial and
David A. Miller                                       Accounting Officer)


/s/ Martin B. Bernstein       February 27, 2004       Director
---------------------------
Martin B. Bernstein


/s/ Lawrence H. Bober         February 27, 2004       Director
---------------------------
Lawrence H. Bober


/s/ Frank S. Greenberg        February 27, 2004       Director
---------------------------
Frank S. Greenberg


/s/ Susan B. Lerner           February 27, 2004       Director
---------------------------
Susan B. Lerner


/s/ Richard Marlin            February 27, 2004       Director
---------------------------
Richard Marlin


/s/ Steven E. Myers           February 27, 2004       Director, President and Chief Operating
---------------------------                           Officer
Steven E. Myers