Form 10-K/A
period 2003-11-29
FAB INDUSTRIES INC
filed 2004-03-29
CIK 34136

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 26, 2003, there were outstanding 5,215,031 shares of common stock, $.20 par value.

         Documents Incorporated by Reference:  None.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Fab Industries, Inc. (the "Company") amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III.


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



                                       PRINCIPAL OCCUPATION AND     DIRECTOR
NAME                      AGE          COMPANY OFFICE(1)            SINCE
------------------------  -----------  ---------------------------  -----------
Class I - Term will expire at the 2004 Annual Meeting of Stockholders:

Susan B. Lerner           48           Former Corporate Counsel     1997
                                       of the Company.(2)
Richard Marlin            70           Attorney, member of the      1995
                                       law firm of Kramer Levin
                                       Naftalis & Frankel LLP.(3)


Class II - Term expires at the 2005 Annual Meeting of Stockholders:

Lawrence H. Bober         79           Retired, Vice Chairman of    1979
                                       the Board, First New York
                                       Bank for Business and
                                       First New York Business
                                       Bank Corp.(4)

Martin B. Bernstein       70           Chairman of Bedford          1998
                                       Capital Corporation.(5)

Steven Myers              55           President, Chief Operating   2001
                                       Officer and Secretary of
                                       the Company.(6)

                                       PRINCIPAL OCCUPATION AND     DIRECTOR
NAME                      AGE          COMPANY OFFICE(1)            SINCE
------------------------  -----------  ---------------------------  -----------
Class III - Term expires at the 2006 Annual Meeting of Stockholders:

Samson Bitensky           84           Chairman of the Board of     1966
                                       Directors and Chief
                                       Executive Officer of the
                                       Company.(7)

Frank S. Greenberg        73           Retired, Chairman of the     1998
                                       Board of Directors and
                                       Chief Executive Officer,
                                       Burlington Industries,
                                       Inc.(8)

------------------------------------

(1) Unless otherwise indicated, the directors' principal occupations have been their respective principal occupation for at least five years.

(2) Ms. Susan B. Lerner is former Corporate Counsel of the Company. She was Corporate Counsel from 1995 to 2002, Assistant Secretary of the Company from May 1997 until May 2001 and Secretary of the Company from May 2001 until March 2002. From 1993 to 1995, she was president of the Company's Raval Lace Division. Ms. Lerner is the daughter of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(3) Since 1979, Mr. Richard Marlin has been a member of the law firm of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin").

(4) Mr. Lawrence H. Bober is a retired Vice Chairman of the Board of First New York Business Bank Corp. ("FNYBBC") and of First New York Bank for Business (formerly, The First Women's Bank), a commercial bank and wholly-owned subsidiary of FNYBBC, where he served from January 1988 until January 1991. Prior to 1988 and for more than five years, Mr. Bober was a Senior Vice President of Manufacturers Hanover Trust Company, a commercial bank.

(5) Mr. Martin B. Bernstein has been Chairman of Bedford Capital Corporation ("BCC") since July 31, 2001. BCC is a private equity company, engaged in the acquisition of a variety of businesses. Mr. Bernstein was also the Chief Executive Officer of Ponderosa Fibres of America, Inc. ("PFAI") from 1979 to 2001. PFAI is a member of a limited liability company or a stockholder of a corporation that are partners of two partnerships which have been reorganized under Chapter XI in fiscal 1999. PFAI filed a Chapter XI proceeding in May of 2001. Thereafter, its assets were sold and it has ceased operations. Mr. Bernstein is a member of the Board of Directors of Empire Insurance Company and Allcity Insurance Company.

(6) Mr. Steven Myers served as Co-President and Chief Operating Officer of the Company from May 1997 through July 2001. In August 2001, Mr. Myers became President of the Company and also maintained the position of Chief Operating Officer. In March 2002, Mr. Myers became Secretary of the Company. Mr. Myers served as Vice President of the Company from May 1988 to May 1997. He served as Vice President of Sales of the Company for more than five years prior to May 1988. Mr. Myers is the son-in-law of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(7) Mr. Samson Bitensky was one of the Company's founders in 1966 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since such time. Mr. Bitensky also served as President of the Company from 1970 until May 1, 1997.

(8) Mr. Frank S. Greenberg is a retired Chairman of the Board and Chief Executive Officer of Burlington Industries, Inc., where he served from October 1986 until February 1998.

         EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company as of the date hereof.


NAME                                    AGE      POSITIONS AND OFFICES
----                                    ---      ---------------------


Samson Bitensky....................     84      Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer


Steven Myers.......................     55      President, Chief Operating
                                                Officer and Director


David A. Miller....................     66      Vice President-Finance,
                                                Treasurer and Chief Financial
                                                Officer


Jerry Deese........................     52      Vice President-Controller of
                                                Plant Operations


Sam Hiatt..........................     56      Vice President-Sales


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

         Steven Myers, an attorney, has been employed by the Company in various senior administrative and managerial capacities since 1979. He served as Vice President - Sales for more than five years prior to May 1988 and as Vice President from May 1988 to May 1, 1997 and Co-President, Chief Operating Officer from May 1, 1997 to November 27, 2001. On November 27, 2001, he became President, Chief Operating Officer. He has been a director since 2001. Mr. Myers is the son-in-law of Mr. Bitensky.

         David A. Miller has been employed by the Company since 1966 and served as Controller from 1973 until December 7, 1995, as Vice President - Finance and Treasurer since December 7, 1995, and as Chief Financial Officer since May 1, 1997.

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

         AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT.

         The Company has an audit committee (the "Audit Committee") composed of Messrs. Bober, Greenberg and Marlin. The Board of Directors has determined that Mr. Bober is an "audit committee financial expert" (as defined by the rules and regulations of the Securities and Exchange Commission). Mr. Bober qualifies as an audit committee financial expert as a result of his business experience described under the heading "Directors and Executive Officers - Directors." The Board of Directors has determined that Mr. Bober is independent pursuant to the American Stock Exchange's (the "AMEX") listing standards as they relate to audit committee members.


         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

         The Company believes that all of its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them in the fiscal year 2003.

         CODE OF CONDUCT AND ETHICS

         The Company has not yet adopted a code of conduct and ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. It is not yet required to have a code of conduct and ethics under the AMEX listing standards. The Company intends to adopt a code of conduct and ethics that complies with the AMEX listing standards prior to the date required under the AMEX listing standards.


ITEM 11. EXECUTIVE COMPENSATION.

         The Summary Compensation Table shown below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the 2003, 2002 and 2001 fiscal years of those persons (the "named executive officers") who were (i) the Chief Executive Officer during fiscal 2003 and (ii) the other four most highly-compensated executive officers of the Company who were serving as executive officers at the end of the fiscal year ended November 29, 2003.

Summary Compensation Table

                                              ANNUAL COMPENSATION
                                              -------------------
NAME AND PRINCIPAL                                                      ALL OTHER
    POSITION                    YEAR       SALARY($)(1)   BONUS ($)   COMPENSATION ($)(2)
-----------------------------   ----       ------------   ---------   -------------------
Samson Bitensky                 2003        350,000         --              5,100
Chairman of the Board of        2002        350,000         --              5,100
Directors and Chief Executive   2001        320,832         --              6,145
Officer
Steven Myers                    2003        225,750         --              5,100
President and Chief Operating   2002        212,000         5,000           5,100
Officer                         2001        222,500         --              7,435

Sam Hiatt                       2003        209,750         --              5,100
Vice President-Sales            2002        196,000         5,000           5,100
                                2001        204,167         --              7,409
David A. Miller                 2003        142,583         --              4,290
Vice President,                 2002        138,000         5,000           4,140
Finance, Treasurer and Chief    2001        145,000         --              6,307
Financial Officer
Jerry Deese                     2003        148,750         5,000           4,500
Vice President,                 2002        135,000         5,000           4,050
Controller of Plant Operations  2001        134,167         20,000          5,714

------------------------------------

(1) Includes compensation deferred pursuant to the Company's qualified 401K Money Option Savings Plan.

(2) Represents the amount of the Company's contribution under its Executive Retirement Plan for Messrs. Bitensky, Myers and Hiatt and the Fab Industries, Inc. Profit Sharing Plan for Messrs. Miller and Deese.

         OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not make any individual grants of stock options or stock appreciation rights during fiscal 2003 to any of the named executive officers.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No named executive officer exercised options during fiscal 2003 nor held any options to purchase shares of Common Stock as of November 29, 2003.

         COMPENSATION OF DIRECTORS

         During fiscal 2003, the directors who were not employees of the Company earned the following annual directors fees: $20,000 to Mr. Bober; $15,000 each to Messrs. Bernstein, Greenberg, Marlin and Ms. Lerner. In addition, each non-employee director earned a fee of $1,000 for each Board of Director or committee meeting that they attended (other than Executive Committee meetings). No additional fee was paid for service on committees of the Board of Directors.

         EMPLOYMENT AGREEMENT

         The Company has only one employment agreement with a named executive officer. Mr. Bitensky entered into an employment agreement with the Company effective April 1, 1993, pursuant to which he is to perform the duties of its Chief Executive Officer. The agreement provided it would expire on March 31, 1998, subject to automatic successive one year renewals unless either party terminates on notice given not less than six months prior to the then expiration date. The current expiration date is March 31, 2005. The agreement provides for an annual base salary of $350,000, or such greater amount as the Board of Directors may from time to time determine, and incentive compensation if the Company's annual pre-tax income exceeds $10,000,000 equal to 3% of the Company's annual pre-tax income up to $11,000,000 and 4% of such pre-tax income in excess of $11,000,000. In the event of disability (as defined in the employment agreement), compensation at the above rate is payable for the first year, and at one-half such rate for the second year of such disability. Upon termination of full-time employment other than by the Company for cause, Mr. Bitensky will be retained to provide advisory and consulting services for a period of five years for a fee of $250,000 per annum. In the event of the death of Mr. Bitensky while employed or providing such consulting services, an amount equal to the average one year total annual compensation paid to Mr. Bitensky, based upon the three most recent full-time employment years, is payable to his beneficiaries over a five-year period.

         The Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky to provide that at such time as the Company is sold or liquidated pursuant to the Plan of Liquidation and Dissolution, in lieu of the annual consulting fees due under such agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such an agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment as determined by the Board of Directors. The Employment Agreement was further amended to eliminate Mr. Bitensky's right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of common stock from his estate. In consideration of Mr. Bitensky relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information as of March 25, 2004 (except as noted below) as to the shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock.

                                                                  PERCENT OF
       NAME AND ADDRESS                  NUMBER OF SHARES     OUTSTANDING COMMON
     OF BENEFICIAL OWNER               BENEFICIALLY OWNED(1)        STOCK
------------------------------------   ---------------------  ------------------
Samson Bitensky(2)                          1,488,276(3)             28.5%
c/o Fab Industries, Inc.
200 Madison Avenue
New York, New York  10016

Private Capital Management, L.P.,              948,469               18.1%
Bruce S. Sherman
Gregg J. Powers(4)
8889 Pelican Bay Blvd.
Naples, Florida  34108

Dimensional Fund Advisors Inc.(5)              306,781                5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

Esopus Creek Capital, LLC(6)                   266,200                5.1%
Andrew Sole
Joseph Criscione
Ann Lauridsen
500 Fifth Avenue, Suite 2620
New York, NY 10110

------------------------------

(1) Except as otherwise indicated below, each of the persons listed in the table owns the shares of Common Stock opposite his or its name and has sole voting and dispositive power with respect to such shares of Common Stock.

(2) Under the rules and regulations of the SEC, Mr. Bitensky may be deemed a "control person" of the Company.

(3) Includes 74,000 shares of Common Stock owned by the Halina and Samson Bitensky Foundation, Inc. and 89,996 shares of Common Stock owned by Mr. Bitensky's spouse. Mr. Bitensky disclaims beneficial ownership of the shares owned by his spouse and by the Halina and Samson Bitensky Foundation, Inc.

(4) Bruce S. Sherman is Chief Executive Officer of Private Capital Management, L.P., a Florida limited partnership ("PCM"), and exercises shared voting and dispositive power with respect to 948,469 shares of Common Stock held by PCM on behalf of its clients. Gregg J. Powers is President of PCM and exercises shared voting and dispositive power with respect to 919,169 shares of Common Stock held by PCM on behalf of its clients. Messrs. Sherman and Powers disclaim beneficial ownership for the shares held by PCM's clients and disclaim the existence of a group. This information is derived solely from PCM's Schedule 13G, as amended, filed with the Commission on February 13, 2004.

(5) Dimensional Fund Advisors Inc., a Delaware corporation ("Dimensional") and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Advisers Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the shares of Common Stock that are owned by these investment companies and investment vehicles. Dimensional disclaims beneficial ownership of all such shares. This information is derived solely from Dimensional's Schedule 13G, as amended, filed with the Commission on February 6, 2004.

(6) Esopus Creek Capital, LLC ("Esopus") is a New York limited liability company formed to engage in the business of acquiring, holding and disposing of investments in various companies. The address of the principal offices of Esopus is 500 Fifth Avenue, Suite 2620, New York, NY 10110. Esopus beneficially owns an aggregate of 226,200 shares of Common Stock.

     Andrew Sole has a business address c/o Esopus Creek Capital, LLC, 500 Fifth Avenue, Suite 2620, New York, NY 10110. Mr. Sole is a managing member of Esopus. Mr. Sole beneficially owns an aggregate of 22,500 shares of Common Stock.

     Each of Joseph Criscione and Ann Lauridsen has a business address c/o Esopus Creek Capital, LLC, 500 Fifth Avenue, Suite 2620, New York, NY 10110. Mr. Criscione and Ms. Lauridsen are husband and wife, and Mr. Criscione is a managing member of Esopus. Mr. Criscione and Ms. Lauridsen each report beneficial ownership of 17,500 shares of Common Stock calculated as follows: 5,000 shares held jointly, 10,000 shares held by Mr. Criscione in a self-directed IRA and 2,500 shares held by Ms. Lauridsen in a self-directed IRA. Mr. Criscione disclaims beneficial ownership of 5,000 shares of Common Stock jointly owned by his mother and father. Ms. Lauridsen disclaims beneficial ownership of 2,500 shares of Common Stock owned by her mother.

     This information is derived solely from the Schedule 13D filed with the Commission by the reporting persons on March 5, 2004.

         SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following table sets forth certain information as of March 25, 2004 as to the shares of Common Stock beneficially owned by the Company's directors, the named executive officers and the directors and executive officers of the Company as a group.

                                          SHARES OF COMMON STOCK
                                      BENEFICIALLY OWNED ON THE RECORD     PERCENT OF OUTSTANDING COMMON
  NAME OF BENEFICIAL OWNER                      DATE (1)                             STOCK
-----------------------------------   --------------------------------    ------------------------------
Samson Bitensky                               1,488,276(2)                           28.5%
Martin B. Bernstein                               3,744                                *
Lawrence H. Bober                                 3,076                                *
Frank S. Greenberg                                  500                                *
Susan B. Lerner                                  64,514                               1.2%
Richard Marlin                                    1,744                                *
Steven Myers                                     92,556(3)                            1.8%
Sam Hiatt                                         4,243                                *
Jerry Deese                                       9,579                                *
David A. Miller                                   9,536                                *
All directors and executive
officers as a group (10 persons)              1,677,768                              32.2%

------------------------------------

*    Less than 1%

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

(3) Includes 48,370 shares of Common Stock owned by Beth B. Myers; 3,332 shares owned by Jessica C. Myers in a custodial account under control of Beth B. Myers; and 2,000 shares owned by Allison R. Myers in a custodial account under the control of Beth B. Myers. Beth B. Myers is the daughter of Mr. Bitensky, Chief Executive Officer of the Company, and the spouse of Steven Myers, President and Chief Operating Officer of the Company. Jessica C. Myers and Allison R. Myers are the minor daughters of Mr. and Mrs. Myers. Mr. Myers disclaims beneficial ownership of the shares owned by his spouse and minor daughters.

         EQUITY COMPENSATION PLAN INFORMATION

         As of November 29, 2003, there were no options to purchase common stock outstanding or available for grant under any Company stock option plans. All Company stock option plans have been terminated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to resolutions adopted by the Company's Board of Directors, effective immediately following stockholder approval of the Company's Plan of Liquidation and Dissolution, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options with respect to which optionees (including employees and directors) had returned to the Company the appropriate forms were exercised through the issuance of loans from the Company to the optionees. Each loan was evidenced by a full recourse promissory note with a term of one year and an interest rate equal to 3.5% per annum. Each note for a loan was secured by the Common Stock received by the optionee borrower upon exercise of the options. The amount of the loans to the Company's executive officers and directors were as follows: Bruce S. Chroback ($12,000), Jerry Deese ($32,125), Mark Goldberg ($21,000), Sam Hiatt ($12,000), David A. Miller ($32,125), Steven Myers ($30,860), Martin Bernstein ($11,500), Lawrence Bober ($11,500), Frank Greenberg ($11,500) and Richard Marlin ($11,500). Mr. Greenberg repaid his loan obligations to the Company during fiscal 2002. The remaining loans outstanding were retired when the Company retained an aggregate of 22,984 shares of Common Stock at an average fair market value of $9.48 per share from employees and directors with outstanding loans, and offset the payment of the purchase price of such Common Stock against the loans outstanding from such employees and directors.

         Kramer Levin, a law firm of which the Company's director Richard Marlin is a member, was retained by a special committee of the Board of Directors in October 2003 to provide legal services to the special committee in connection with an offer to purchase the Company by members of management. The representation ended December 2, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES

         For the fiscal years ended November 30, 2002 and November 29, 2003, BDO Seidman, LLP ("BDO"), the Company's principal accountant, billed the Company $100,000 and $90,000, respectively, for professional services rendered in connection with the audit of the Company's financial statements included in the Company's Annual Report on Form 10-K for such fiscal years. The amount of fees that BDO billed for the review of the financial statements included in the Company's Forms 10-Q for the fiscal years ended November 30, 2002 and November 29, 2003 was $12,000.

         AUDIT-RELATED FEES


----------------------
(1)  To be confirmed.

         BDO did not bill the Company during fiscal 2002 or 2003 for any assurance and related services reasonably related to their performance of the audit or review of the Company that are not reported under "Audit Fees."

         TAX FEES

         In addition to the audit fees, the Company was billed by BDO $8,500 in fiscal 2003 and expects to be billed by BDO in fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning in connection with the review of the Company's 2002 and 2003 tax returns, respectively.

         ALL OTHER FEES

         BDO did not bill the Company for any other fees in fiscal 2002 and 2003 other than those set for above.

         PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)3.    Exhibits. See Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             FAB INDUSTRIES, INC.

                                             By: /s/ Samson Bitensky
                                                 ------------------------------
                                                     Samson Bitensky,
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                             Date:   March 29, 2004

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION OF EXHIBIT
-------           ----------------------

31.1         -    Certification of Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         -    Certification of David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         -    Certification of Samson Bitensky pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

32.2         -    Certification of David A. Miller pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.