Form 10-Q
period 2004-02-28
FAB INDUSTRIES INC
filed 2004-04-13
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         FEBRUARY 28, 2004
                                        ---------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ TO ____________

         Commission file number                 1-5901
                                -----------------------------------------------


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

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes     [_]     No      [X]

As of April 13, 2004, 5,215,031 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

     Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
     13 Weeks ended February 28, 2004 and March 1, 2003 (unaudited)            2

     Condensed Consolidated  Balance Sheets
     February 28, 2004 (unaudited) and November 29, 2003                       3

     Condensed Consolidated Statements of Stockholders' Equity
     13 Weeks ended February 28, 2004 (unaudited)                              5

     Condensed Consolidated Statements of Cash Flows
     13 Weeks ended February 28, 2004 and March 1, 2003 (unaudited)            6

     Notes to Condensed Consolidated Financial Statements (unaudited)          7

     Item 2. Mgmt Discussion and Analysis of Financial Condition
                     And Results of Operations                                16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       18

     Item 4.  Controls and Procedures                                         19

PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE 13 WKS ENDED
                                                --------------------------------
                                                February 28, 2004  March 1, 2003
                                                --------------------------------
                                                     (unaudited)     (unaudited)

Net sales                                          $ 10,141,000    $ 11,587,000
Cost of goods sold                                    9,712,000      10,846,000
                                                   ------------    ------------
Gross profit (loss)                                     429,000         741,000

Operating expenses:
  Selling, general and administrative expenses        1,676,000       1,628,000
  Gain on sale of fixed assets                         (685,000)       (174,000)
  Other expense ( Note 12)                              250,000              --
                                                   ------------    ------------
Total operating expenses                              1,241,000       1,454,000
                                                   ------------    ------------
Operating loss                                         (812,000)       (713,000)
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                          222,000         347,000
  Net gain (loss) on investment securities              168,000         (29,000)
                                                   ------------    ------------
Total other income                                      390,000         318,000
                                                   ------------    ------------
Loss before taxes                                      (422,000)       (395,000)

Income tax benefit                                     (130,000)       (125,000)
                                                   ------------    ------------
Net loss                                           $   (292,000)   $   (270,000)
                                                   ============    ============


Income (loss) per share: (Note 5)

      Basic                                              ($0.06)         ($0.05)

      Diluted                                            ($0.06)         ($0.05)

Cash dividends declared per share                         $3.00           $0.00


See notes to condensed consolidated financial statements.


                                       (2)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   - - - - - -

                                                                   AS OF
                                                 --------------------------------------
                                                 February 28, 2004    November 29, 2003
                                                 --------------------------------------
                                                        (unaudited)
Current Assets:
 Cash and cash equivalents (Note 2)                    $ 4,011,000          $ 3,397,000
 Investment securities available-for-sale (Note 3)      31,411,000           29,004,000
 Accounts receivable-net of allowance of
   $600,000 and $900,000 for doubtful accounts           5,306,000            7,171,000
 Inventories (Note 4)                                    5,481,000            5,531,000
 Deferred tax asset                                        473,000              506,000
 Other current assets                                      637,000              701,000
                                                       -----------          -----------
   Total current assets                                 47,319,000           46,310,000
                                                       -----------          -----------

Property, plant and equipment - at cost                 32,456,000           33,787,000
Less: Accumulated depreciation                          24,036,000           24,303,000
                                                       -----------          -----------
                                                         8,420,000            9,484,000

Other assets                                             2,349,000            2,281,000
                                                       -----------          -----------
                                                       $58,088,000          $58,075,000
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


                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            L I A B I L I T I E S and
                            -------------------------
                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------


                                                                   AS OF
                                                 --------------------------------------
                                                 February 28, 2004    November 29, 2003
                                                 --------------------------------------
                                                        (unaudited)
Current liabilities:

 Accounts payable                                      $ 2,372,000          $ 1,913,000
 Corporate income and other taxes                          709,000              861,000
 Accrued payroll and related expenses                      446,000              763,000
 Dividends payable                                      15,645,000                   --
 Other current liabilities                               1,312,000            1,106,000
                                                       -----------          -----------
   Total current liabilities                            20,484,000            4,643,000
                                                       -----------          -----------

Deferred income taxes                                           --               52,000
Other noncurrent liabilities                             4,563,000            4,451,000
                                                       -----------          -----------
    Total liabilities                                   25,047,000            9,146,000
                                                       -----------          -----------

Stockholders' equity                                    33,041,000           48,929,000
                                                       -----------          -----------
                                                       $58,088,000          $58,075,000
                                                       ===========          ===========


See notes to condensed consolidated financial statements.


                                       (4)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 13 WEEKS ENDED FEBRUARY 28, 2004  (unaudited)


                                    COMMON STOCK*                                      TREASURY STOCK
                                    -------------                                      --------------
                                                                         ACCUMULATED
                                    NUMBER                               OTHER
                                    OF                     RETAINED      COMPREHENSIVE    NUMBER OF
                       TOTAL        SHARES     AMOUNT      EARNINGS      INCOME (LOSS)    SHARES       COST
                       ---------------------------------------------------------------------------------------------
Balance at
November 29, 2003      $48,929,000  6,724,944  $1,345,000  $85,225,000   $ (186,000)      (1,509,913)  ($37,455,000)

Net loss                  (292,000)                           (292,000)

Change in net
unrealized holding
gain on investment
securities
available-for-
sale, net of taxes          49,000                                           49,000
                       -----------

Total comprehensive
loss                      (243,000)

Cash dividends         (15,645,000)                        (15,645,000)
                       ---------------------------------------------------------------------------------------------
Balance at
February 28, 2004      $33,041,000  6,724,944  $1,345,000  $69,288,000   $ (137,000)      (1,509,913)  $(37,455,000)
(Unaudited)            =============================================================================================

*    Common stock $0.20 par value - 15,000,000 shares authorized.
     Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.


See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE 13 WKS ENDED
                                                 --------------------------------
                                                 February 28, 2004  March 1, 2003
                                                 --------------------------------
                                                        (unaudited)    (unaudited)
OPERATING ACTIVITIES:
Net loss                                               ($  292,000)   ($  270,000)
 Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities:
   Provision for doubtful accounts                         100,000        100,000
     Depreciation and amortization                         407,000        480,000
     Deferred income taxes                                 (52,000)       (60,000)
     Net (gain) loss on investment securities             (168,000)        29,000
     Gain on disposition of fixed assets                  (685,000)      (173,000)

     Decrease (increase) in:
     Accounts receivable                                 1,765,000      1,281,000
     Inventories                                            50,000       (275,000)
     Other current assets                                   64,000        158,000
     Other assets                                          (68,000)       204,000
     (Decrease) increase in:
     Accounts payable                                      459,000       (698,000)
     Accruals and other liabilities                       (151,000)    (1,456,000)
                                                       -----------    -----------
     Net cash provided by (used in)
     operating activities                                1,429,000       (680,000)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment             (22,000)       (24,000)
    Proceeds from dispositions of property               1,364,000        190,000
    Acquisition of investment securities                (2,157,000)      (255,000)
                                                       -----------    -----------
    Net cash used in
    investing activities                                  (815,000)       (89,000)
                                                       -----------    -----------


    Increase (decrease) in cash and cash equivalents       614,000       (769,000)
    Cash and cash equivalents, beginning of period       3,397,000      3,146,000
                                                       -----------    -----------
    Cash and cash equivalents, end of period           $ 4,011,000    $ 2,377,000
                                                       ===========    ===========


See notes to condensed consolidated financial statements.

                                       (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended February 28, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 2004. The balance sheet at November 29, 2003 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended November 29, 2003.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $20,860,000 and $52,380,000 in August 2003 and June 2002 respectively. On February 18, 2004, the Company's Board of Directors declared a third liquidating distribution of $3.00 per share, to be payable on March 10, 2004 with a record date of February 28, 2004. This resulted in a payment of $15,645,000 on March 10, 2004.

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


                                       (7)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------

The Company is party to equity option contract as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.


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

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

The Company's stock option plans were terminated subsequent to the fiscal year ended November 30, 2002 and there has been no stock compensation expense under the disclosure-only provisions of SFAS No.123 subsequent thereto.

RECLASSIFICATIONS
-----------------

Certain accounts in 2003 financial statements have been reclassified with the 2004 presentations for comparative purposes.


                                       (8)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       Cash and cash equivalents consist of the following (in thousands):

                                          FEBRUARY 28, 2004    NOVEMBER 29, 2003
                                          -----------------    -----------------

Cash                                            $  359              $  549
Taxable and tax-free
short-term debt instruments                      3,652               2,848
                                                ------              ------
                                                $4,011              $3,397
                                                ======              ======


3.       Investment Securities:

At February 28, 2004 and November 29, 2003, investment securities available-for-sale consisted of the following (in thousands):

                                       GROSS        GROSS
                                       UNREALIZED   UNREALIZED
                                       HOLDING      HOLDING      FAIR
FEBRUARY 28, 2004 (UNAUDITED)  COST    GAIN         LOSS         VALUE
-----------------------------  ----    ----------   ----------   -----

Equities                    $    750   $     30    $      0    $    780

U.S. Treasury obligations     28,495        487           0      28,982

Corporate bonds                  253          0        (250)          3

Money market                   1,646          0           0       1,646
                            --------   --------    --------    --------
                            $ 31,144   $    517       ($250)   $ 31,411
                            ========   ========    ========    ========

                                       GROSS        GROSS
                                       UNREALIZED   UNREALIZED
                                       HOLDING      HOLDING      FAIR
NOVEMBER 29, 2003              COST    GAIN         LOSS         VALUE
-----------------              ----    ----------   ----------   -----

Equities                    $    750   $     17    $      0    $    767

U.S. Treasury obligations     27,519        418           0      27,937

Corporate bonds                  253          0        (250)          3

Money Market                     297          0           0         297
                            --------   --------    --------    --------
                            $ 28,819   $    435       ($250)   $ 29,004
                            ========   ========    ========    ========


                                       (9)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended February 28, 2004, the Company invested a portion of it's investment securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S & P 100 index put options and sold short-term S & P 100 index call options. At February 28, 2004 and November 29, 2003, the Company had no such investments, but will continue to invest in such equities in the future.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2003 and the three months ended February 28, 2004, that custodian had an average balance of approximately $9.6 million, and $8.0 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At February 28, 2004, that custodian had approximately $8.0 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. The Company's investment policy currently permits up to 50% of the Company's portfolio to be held by the custodian.


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

                                     FEBRUARY 28, 2004        NOVEMBER 29, 2003
                                     -----------------        -----------------
Raw materials                        $       1,705,000        $       1,446,000
Work in process                              1,759,000                1,867,000
Finished goods                               2,017,000                2,218,000
                                     -----------------        -----------------
         Total                       $       5,481,000        $       5,531,000
                                     =================        =================

Approximate percentage of
   inventories valued
   under LIFO valuation                             59%                      61%
Excess of FIFO valuation
   over LIFO valuation               $       1,007,000        $       1,007,000
                                     =================        =================


                                      (10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       Loss Per Share:

Basic and diluted loss per share for the 13 weeks ended February 28, 2004 and March 1, 2003 are calculated as follows:

                                                                                WEIGHTED
                                                                  NET           AVERAGE     PER-SHARE
                                                                  LOSS          SHARES      AMOUNT
                                                                  ----          ------      ------
         For the 13 weeks ended February 28, 2004:

         Basic loss per share                                     ($292,000)    5,215,031      ($0.06)
                                                                  ---------     ---------      ------

         For the 13 weeks ended March 1, 2003:

         Basic loss per share                                     ($270,000)    5,238,015      ($0.05)
                                                                  ---------     ---------      ------

There were no options outstanding during the 13 weeks ended February 28, 2004 and March 1, 2003, respectively. During fiscal 2002, all outstanding options were either exercised or cancelled.


6.       Comprehensive Loss:

Accumulated other comprehensive loss is comprised of unrealized holding loss related to available-for-sale securities. Comprehensive loss was $243,000 and $28,000 for the 13 weeks ended February 28, 2004 and March 1, 2003, respectively.


7.       Litigation:

On November 10, 2003, a class action suit was filed against the Company in Delaware Chancery Court. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares and which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract, the Company's failure to seek stockholder approval for the management buyout and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendants fiduciary duties, as well as the provisions of the Delaware General Corporation Law.

The complaint does not seek a specific amount of damages, and seeks to enjoin defendants from effectuating the planned management buyout. The company served an answer to the complainant on December 11, 2003. On each of November 21 and November 26, 2003 class action lawsuits were initiated against the Company asserting the same allegations as those described above.

The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of preliminary offer by management-led buyout to acquire the Company.


                                      (11)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Litigation continued:

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

Other

The Company has a letter of credit with its insurance provider for $400,000.


8.       Effect of recently Issued Accounting Standards

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


                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


9.       Derivative Financial Instruments Held or Issued

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of February 28, 2004, the Company had no equity option contracts. During the three months ended February 28, 2004, the Company was party to equity option contracts from time to time.


                                      (13)

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

Home Fashions and Accessories: While sales primarily to manufacturers of home furnishings, we also use our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products which we sell to specialty stores, catalogue and mail order companies, and airlines.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. The Company also sells fabrics in the over the counter markets.

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


                                      (14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 13 weeks ended February 28, 2004 and March 1, 2003, includes gain on the sale of fixed assets of $685,000 and $174,000, respectively. Of this, $441,000 in the 13 weeks ended February 28, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. In addition, Apparel Segment includes $250,000 reserve for environmental costs. (in thousands)

                                         HOME
FIRST QUARTER ENDED                   FASHIONS AND
02/28/04 (UNAUDITED)     APPAREL      ACCESSORIES        OTHER        TOTAL
--------------------     -------      -----------        -----        -----
External sales           $ 6,990       $ 1,233           $ 1,918      $ 10,141
Intersegment sales         1,049            15                42         1,106
Operating income (loss)   (1,383)          (77)              648          (812)
Segment assets            11,080         1,141             1,651        13,872

                                         HOME
FIRST QUARTER ENDED                   FASHIONS AND
03/01/03 (UNAUDITED)     APPAREL      ACCESSORIES        OTHER        TOTAL
--------------------     -------      -----------        -----        -----
External sales           $ 9,122        $  805           $ 1,660      $ 11,587
Intersegment sales           846            19                72           937
Operating income (loss)     (764)          (38)               89          (713)
Segment assets            16,520         1,020             2,542        20,082

PROFIT OR LOSS (UNAUDITED)                      2004                    2003
--------------------------                      ----                    ----
Total operating loss for segments              $ (812)                 $ (713)
Total other income                                390                     318
                                               ------                  ------
Loss before income tax benefit                 $ (422)                 $ (395)
                                               ======                  ======


11.      Commitments:

During fiscal year ended November 29, 2003, the Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board.


Such amendment to the employment agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred these policies during the fiscal year ended November 29, 2003.

12.      Other Expense:

During the quarter ended February 28, 2004, the Company recorded an accrual of $250,000 for environmental costs.


                                      (15)

ITEM 2.           MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
First Quarter

FISCAL 2004 COMPARED TO FISCAL 2003

Net sales for the first quarter 2004 were $10,141,000 as compared to $11,587,000 in the similar 2003 period, a decrease of $1,446,000 or 12.5%. Such decreases were caused substantially by lower volume as business conditions within the domestic textile industry remain depressed. The continued influx of low-cost foreign imports has also taken a sustained toll in the U.S. manufacturing sector. These factors have negatively impacted sales and production.

Gross margins as a percentage of sales declined from 6.4% to 4.2%. Lower sales volume reduced operating schedules at production facilities.

Selling, general and administrative expenses in the current quarter increase slightly by $48,000 or 2.9%. The increase in expenses is due primarily to an increase in Professional fees offset by a decrease in the number of employees and related expenses.

Other expense includes an accrual for $250,000 for environmental costs which was recorded in the quarter ended February 28, 2004.

The Company had a gain on the sale of fixed assets in the current quarter of $685,000 as compared to $174,000 last year first quarter.

Interest and dividend income for the current quarter decreased by $125,000 or 36.0% as compared to the first quarter of 2003. On August 22, 2003, the Company distributed a second liquidating distribution of $4.00 per share, or $20,860,000. Accordingly, the Company had lower average invested balances which were invested primarily in United States Treasury obligations resulting in lower risks and lower yields. In the first quarter of 2004, the Company had realized gains of $168,000 compared to realized losses of $29,000 in the comparable first quarter 2003.

The Company had realized a tax benefits, which had effective tax rates of 30.8% and 31.6% for the first quarters of 2004 and 2003, respectively.

As a result of these factors, the Company had a net loss of $292,000 or $0.06 basic and diluted loss per share for the 13 weeks ended February 28, 2004 compared to a net loss of $270,000 or $0.05 basic and diluted loss per share for the 13 weeks ended March 1, 2003.


                                      (16)

Liquidity and Capital Resources

Net cash provided by operations amounted to $1,429,000 in the first quarter 2004 compared to $680,000 used in operations for the comparative 2003 period. Of the increase, changes were as follows: $484,000 increase in accounts receivable, $325,000 in inventories and $2,462,000 in accounts payable and other current liabilities. These increases were offset by an increase of $22,000 in net loss, $512,000 in gain on disposition of fixed assets, $197,000 in net gain on investment securities, $366,000 to current and other assets and $73,000 to depreciation.

In the first quarter 2004, net acquisitions of investment securities were $2,157,000 as compared to net acquisitions of $255,000 in the comparative 2003 period.

Stockholders equity was $33,041,000 ($6.34 book value per share) at February 28, 2004 compared to $48,929,000 ($9.38 book value per share) at the previous year-end November 29, 2003 and $64,550,000 ($12.32 book value per share) at March 1, 2003. The reduction in stockholders' equity from the first quarter 2003 was primarily due to the second liquidating distribution of $4.00 per share, or $20,860,000 on August 22, 2003 and the third liquidating distribution of $3.00 per share or $15,645,000 declared on February 18, 2004 and paid on March 10, 2004 with a record date of February 28, 2004.

Management believes that the Company's current financial position is adequate to satisfying working capital requirements and to internally fund any future expenditures to maintain its manufacturing facilities for the next twelve months.



Commitments:

During fiscal year ended November 29, 2003, the Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board.


Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred these policies during fiscal year ended November 29, 2003.


                                      (17)

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 2003.

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


                                      (18)

Item 4.  Controls and Procedures

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Our Chief Executive Officer and Chief Financial Officer, having concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure the material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decisions regarding required disclosure.

     (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         31.1 Certification by Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K:

                  The Company filed on February 18, 2004 a report on Form 8-K announcing the payment of a Liquidating Distribution in connection with its Plan of Liquidation.

                  The Company furnished on February 27, 2004, a report on Form 8-K announcing, under Item 9 of such form, its earnings for the 52 weeks ended November 29, 2003.


                                      (19)

                                   SIGNATURES
--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   April 13, 2004             FAB INDUSTRIES, INC.



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


                                      (20)