Form 10-K/A
period 2003-11-29
FAB INDUSTRIES INC
filed 2004-06-08
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2003        Commission file number 1-5901


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

                        Yes [X]                  No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At June 7, 2004, there were outstanding 5,215,031 shares of common stock, $.20 par value.

         Documents Incorporated by Reference:  None.

                                EXPLANATORY NOTE

          The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K solely to file the chief executive officer and chief financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications were executed by the Registrant's chief executive officer and chief financial officer on February 27, 2004, the date on which the Registrant filed its Form 10-K, however, due to an administrative error during the final preparation for filing the Form 10-K, the dates were mistakenly omitted from the Form 10-K filing.

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

                                         FAB INDUSTRIES, INC.


                                         By: /s/ Samson Bitensky
                                             -----------------------
                                             Samson Bitensky,
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Date: June 8, 2004

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