Form 10-Q
period 2004-05-29
FAB INDUSTRIES INC
filed 2004-07-13
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             May 29, 2004
                                        ---------------------------------------

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

As of July 13, 2004, 5,215,031 shares of the registrant's common stock, $0.20 par value, were outstanding.

                           FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         13 Weeks ended May 29, 2004 and May 31, 2003 (unaudited) .............2

         Condensed Consolidated Statements of Operations
         26 Weeks ended May 29, 2004 and May 31, 2003 (unaudited) .............3

         Condensed Consolidated  Balance Sheets
         May 29, 2004 (unaudited) and November 29, 2003 .......................4

         Condensed Consolidated Statements of Stockholders' Equity
         26 Weeks ended May 29, 2004 (unaudited) ..............................6

         Condensed Consolidated Statements of Cash Flows
         26 Weeks ended May 29, 2004 and May 31, 2003 (unaudited) .............7

         Notes to Condensed Consolidated Financial Statements (unaudited) .....8

         Item 2. Management Discussion and Analysis of Financial
                 Condition And Results of Operations .........................17

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk ...........................................20

         Item 4.  Controls and Procedures ....................................21

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ............................21

SIGNATURES ...................................................................22


                                       (1)

                 FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE 13 WKS ENDED
                                              ---------------------------------
                                                 May 29, 2004     May 31, 2003
                                              ----------------------------------
                                                  (unaudited)      (unaudited)

Net sales                                        $ 14,596,000    $ 13,646,000
Cost of goods sold                                 12,285,000      12,293,000
                                                 ------------    ------------
Gross profit                                        2,311,000       1,353,000

Operating Expenses:
  Selling, general and administrative expenses      1,993,000       1,579,000
  Gain on sale of fixed assets                       (322,000)       (142,000)
                                                 ------------    ------------
Total operating expenses                            1,671,000       1,437,000
                                                 ------------    ------------
Operating income (loss)                               640,000         (84,000)
                                                 ------------    ------------
Other income:
  Interest and dividend income                        108,000         347,000
  Net gain on investment securities                   434,000         232,000
                                                 ------------    ------------
Total other income                                    542,000         579,000
                                                 ------------    ------------
Income before taxes                                 1,182,000         495,000

Income tax expense                                    415,000         175,000
                                                 ------------    ------------
Net income                                       $    767,000    $    320,000
                                                 ============    ============


Income per share: (Note 5)

      Basic                                      $       0.15    $       0.06

      Diluted                                    $       0.15    $       0.06

Cash dividends declared per share                $       3.00    $         --


See notes to condensed consolidated financial statements.

                                       (2)

                 FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE 26 WKS ENDED
                                              ---------------------------------
                                                 May 29, 2004     May 31, 2003
                                              ----------------------------------
                                                  (unaudited)      (unaudited)

Net sales                                        $ 24,737,000    $ 25,233,000
Cost of goods sold                                 21,997,000      23,139,000
                                                 ------------    ------------
Gross profit                                        2,740,000       2,094,000

Operating Expenses:
  Selling, general and administrative expenses      3,669,000       3,207,000
  Gain on sale of fixed assets                     (1,007,000)       (316,000)
  Other expense (Note 12)                             250,000              --
                                                 ------------    ------------
Total operating expenses                            2,912,000       2,891,000
                                                 ------------    ------------
Operating loss                                       (172,000)       (797,000)
                                                 ------------    ------------
Other income:
  Interest and dividend income                        330,000         694,000
  Net gain on investment securities                   602,000         203,000
                                                 ------------    ------------
Total other income                                    932,000         897,000
                                                 ------------    ------------
Income before taxes                                   760,000         100,000

Income tax expense                                    285,000          50,000
                                                 ------------    ------------
Net income                                       $    475,000    $     50,000
                                                 ============    ============


Income per share: (Note 5)

      Basic                                      $       0.09    $       0.01

      Diluted                                    $       0.09    $       0.01

Cash dividends declared per share                $       3.00    $         --



See notes to condensed consolidated financial statements.

                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      A S S E T S
                      - - - - - -

                                                                         AS OF
                                                      ------------------------------------------
                                                             May 29, 2004      November 29, 2003
                                                      ------------------------------------------
                                                             (unaudited)
Current Assets:

 Cash and cash equivalents (Note 2)                      $    1,847,000         $   3,397,000
 Investment securities available-for-sale (Note 3)           17,936,000            29,004,000
 Accounts receivable-net of allowance of
   $900,000 for doubtful accounts for both periods            8,276,000             7,171,000
 Inventories (Note 4)                                         5,319,000             5,531,000
 Deferred tax asset                                             673,000               506,000
 Other current assets                                           414,000               701,000
                                                         --------------         -------------
   Total current assets                                      34,465,000            46,310,000
                                                         --------------         -------------

Property, plant and equipment - at cost                      31,678,000            33,787,000
Less: Accumulated depreciation                               23,700,000            24,303,000
                                                         --------------         -------------
                                                              7,978,000             9,484,000

Other assets                                                  2,257,000             2,281,000
                                                         --------------         -------------
                                                            $44,700,000           $58,075,000
                                                         ==============         =============



See notes to condensed consolidated financial statements.

                                       (4)

                FAB INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                     L I A B I L I T I E S and
                     -------------------------
                S T O C K H O L D E R S' E Q U I T Y
                ------------------------------------


                                                       AS OF
                                      ------------------------------------------
                                            May 29, 2004      November 29, 2003
                                      ------------------------------------------
                                             (unaudited)

Current liabilities:

 Accounts payable                               3,111,000         $ 1,913,000
 Corporate income and other taxes               1,118,000             861,000
 Accrued payroll and related expenses             782,000             763,000
 Other current liabilities                      1,441,000           1,106,000
                                              -----------         -----------
   Total current liabilities                    6,452,000           4,643,000
                                              -----------         -----------

Deferred income taxes                                  --              52,000
Other noncurrent liabilities                    4,739,000           4,451,000
                                              -----------         -----------
    Total liabilities                          11,191,000           9,146,000
                                              -----------         -----------

Stockholders' equity                           33,509,000          48,929,000
                                              -----------         -----------
                                              $44,700,000         $58,075,000
                                              ===========         ===========



See notes to condensed consolidated financial statements.

                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 26 WEEKS ENDED May 29, 2004  (unaudited)

                                              Common Stock *                          Accumulated            Treasury Stock
                                          =====================                          Other         ======================
                                          Number of                   Retained       Comprehensive      Number of
                              Total        Shares        Amount       Earnings       Income (Loss)       Shares          Cost
                           --------------------------------------------------------------------------------------------------------
Balance at
November 29, 2003          $48,929,000    6,724,944    $1,345,000   $85,225,000      $  (186,000)      (1,509,913)  ($37,455,000)

Net income                     475,000                                  475,000

Change in net
unrealized holding
loss on investment
securities available-for-
sale, net of taxes            (250,000)                                                 (250,000)
                           -----------
Total comprehensive
income                         225,000

Cash dividends             (15,645,000)                              (15,645,000)

                           --------------------------------------------------------------------------------------------------------
Balance at
May 29, 2004               $33,509,000    6,724,944    $1,345,000    $70,055,000       $(436,000)     (1,509,913)    $(37,455,000)
(Unaudited)                ========================================================================================================

*    Common stock $0.20 par value - 15,000,000 shares authorized.
     Preferred stock $1.00 par value - 2,000,000 shares authorized, none issued.

            See notes to condensed consolidated financial statements.


                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE 26 WEEKS ENDED
                                                                 -----------------------------------------
                                                                   May 29, 2004              May 31, 2003
                                                                 -----------------------------------------
                                                                   (unaudited)                 (unaudited)
OPERATING ACTIVITIES:
Net income                                                         $    475,000               $     50,000
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Provision for doubtful accounts                                      350,000                    200,000
     Depreciation and amortization                                      815,000                    960,000
     Deferred income taxes                                              (52,000)                  (121,000)
     Net gain on investment securities                                 (602,000)                  (203,000)
     Gain on disposition of fixed assets                             (1,007,000)                  (316,000)
     Decrease (increase) in:
     Accounts receivable                                             (1,455,000)                  (792,000)
     Inventories                                                        212,000                    467,000
     Other current assets                                               287,000                    348,000
     Other assets                                                        24,000                     74,000
     (Decrease) increase in:
     Accounts payable                                                 1,198,000                   (378,000)
     Accruals and other liabilities                                     899,000                   (526,000)
                                                                   ------------               ------------
     Net cash provided by (used in)
     operating activities                                             1,144,000                   (237,000)
                                                                   ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                          (40,000)                  (108,000)
    Proceeds from dispositions of property and equipment              1,738,000                    347,000
    Acquisition of investment securities                                     --                   (634,000)
    Proceeds from sales of investment securities                     11,253,000                         --
                                                                   ------------               ------------
    Net cash provided by (used in) investing activities              12,951,000                   (395,000)
                                                                   ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Dividends                                                       (15,645,000)                        --
                                                                   ------------               ------------

    Decrease in cash and cash equivalents                            (1,550,000)                  (632,000)
    Cash and cash equivalents, beginning of period                    3,397,000                  3,146,000
                                                                   ------------               ------------
    Cash and cash equivalents, end of period                       $  1,847,000               $  2,514,000
                                                                   ============               ============


See notes to condensed consolidated financial statements.


                                       (7)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26 weeks ended May 29, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 2004. The balance sheet at November 29, 2003 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended November 29, 2003.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On February 18, 2004, August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $3.00 per share, $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $15,645,000, $20,860,000 and $52,380,000 in March
2004, August 2003 and June 2002, respectively. Of the total June 2002 liquidating dividend, $6,641,000 was deducted from additional paid in capital until the paid in capital account was eliminated and represents a return of capital. The remaining liquidating dividend of $45,739,000 was deducted from retained earnings.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company's stock option plans were terminated subsequent to the fiscal year ended November 30, 2002 and there has been no stock compensation expense under the disclosure-only provision of SFAS No.123 subsequent thereto.

COST OF GOODS SOLD

Cost of goods sold includes labor, purchases, inbound freight charges, receiving costs, warehousing costs and the change in inventory during the period. Excess fixed production costs are not inventoried and are expensed in the period incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses primarily include costs relating to administrative and salespersons salaries and benefits, bad debt expense, professional and consulting fees, insurance expense and rent for the New York office.

REVENUE RECOGNITION

The Company recognizes its revenues upon shipment of the related goods. Shipping terms are FOB shipping point pursuant to the Company's sales agreements. Risk of loss transfers to the Company's customers at the time the goods are transferred to a common carrier, per the Company's sales agreements. The acceptance of goods by customers is not subject to inspection. Allowances for estimated returns are provided when sales are recorded.

SHIPPING AND HANDLING COSTS

Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of goods sold. The majority of the shipping costs are paid directly by the Company's customers to independent trucking companies.

RECLASSIFICATIONS

Certain accounts in 2003 financial statements have been reclassified with the 2004 presentations for comparative purposes.


                                       (9)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Cash and cash equivalents consist of the following (in thousands):

                                         May 29, 2004        November 29, 2003
                                      - - - - - - - - - -    - - - - - - - - -
Cash                                         $   293              $   549
Taxable and tax-free
short-term debt instruments                    1,554                2,848
                                      - - - - - - - - - -    - - - - - - - - -
                                             $ 1,847              $ 3,397


3.   Investment Securities:

At May 29, 2004 and November 29, 2003, investment securities available-for-sale consisted of the following (in thousands):

                                                           Gross            Gross
                                                        Unrealized       Unrealized
                                                          Holding          Holding          Fair
May 29, 2004 (unaudited)                  Cost              Gain             Loss           Value
-----------------------------          ------------    -------------     -------------    ----------
Equities                                 $    750          $    15          $      0        $    765
U.S. Treasury obligations                   5,549                1                 0           5,550
Corporate bonds                               250                0              (248)              2
Money market                               11,619                0                 0          11,619
                                       ------------     -------------     -------------    ----------
                                         $ 18,168          $    16             ($248)       $ 17,936
                                       ============     =============     =============    ==========

                                                           Gross            Gross
                                                        Unrealized       Unrealized
                                                          Holding          Holding          Fair
November 29, 2003                         Cost              Gain             Loss           Value
-----------------------------          ------------    -------------     -------------    ----------
Equities                                 $    750         $    17           $     0         $    767
U.S. Treasury obligations                  27,519             418                 0           27,937
Corporate bonds                               253               0              (250)               3
Money Market                                  297               0                 0              297
                                       ------------     -------------     -------------    ----------
                                         $ 28,819         $   435             ($250)        $ 29,004


During the six months ended May 29, 2004, the Company invested a portion of it's investment securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S & P 100 index put options and sold short-term S & P 100 index call options. Although the Company uses these instruments to hedge against fluctuations in the market value of the securities, the Company has not elected to use hedge accounting. All gains and losses from the use of these instruments are included in the income statement in the period that they occur. At May 29, 2004 and November 29, 2003, the Company had no such investments, but will continue to invest in such equities in the future.


                                      (10)

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2003 and the six months ended May 29, 2004, that custodian had an average balance of approximately $9.6 million, and $6.7 million, respectively, of the Company's cash under investment which from time to time during such periods was invested entirely in equity securities. At May 29, 2004, that custodian had approximately $5.6 million of the Company's cash under investments, which were all invested in U.S. Treasury obligations. The Company's investment policy currently permits up to 50% of the Company's portfolio to be held by the custodian.

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

                                        May 29, 2004         November 29, 2003
                                      - - - - - - - -        - - - - - - - - -
Raw materials                           $  1,799,000           $  1,446,000
Work in process                            1,653,000              1,867,000
Finished goods                             1,867,000              2,218,000
                                      ---------------        ----------------
         Total                          $  5,319,000           $  5,531,000
                                      ===============        ================

Approximate percentage of
   inventories valued
   under LIFO valuation                           63%                    61%
                                      ===============        ================
Excess of FIFO valuation
   over LIFO valuation                  $  1,307,000           $  1,007,000
                                      ===============        ================


Inventories accounted for under the LIFO method are goods manufactured for the Apparel segment. Inventories accounted for under the FIFO method are goods manufactured for the Home Furnishing and Accessories and the Other segments. Both methods are not used for similar types of goods. The Company reviews inventory values on a quarterly basis for items requiring markdowns to lower of cost or market value or due to obsolescence.


                                      (11)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Per Share:

     Basic and diluted earnings per share for the 13 weeks ended May 29, 2004 and May 31, 2003 are calculated as follows:

                                                                                                 Weighted
                                                                  Net            Average         Per-share
                                                                 Income           Shares           Amount
                                                                --------        ---------        ----------
     For the 13 weeks ended May 29, 2004:                       $767,000        5,215,031          $0.15
                                                                --------        ---------        ----------

     For the 13 weeks ended May 31, 2003:                       $320,000        5,238,015          $0.06
                                                                --------        ---------        ----------

     Basic and diluted earnings per share for the 26 weeks ended May 29, 2004 and May 31, 2003 are calculated as follows:

                                                                                                 Weighted
                                                                  Net            Average         Per-share
                                                                 Income           Shares           Amount
                                                                --------        ---------        ----------
     For the 26 weeks ended May 29, 2004:                       $475,000        5,215,031          $0.09
                                                                --------        ---------        ----------

     For the 26 weeks ended May 31, 2003:                       $ 50,000        5,238,015          $0.01
                                                                --------        ---------        ----------


     There were no options outstanding during the 26 weeks ended May 29, 2004 and May 31, 2003, respectively. During fiscal 2002, all outstanding options were either exercised or cancelled.


6.   Comprehensive Income:

    Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) related to available-for-sale securities. Comprehensive income was $225,000 and $399,000 for the 26 weeks ended May 29, 2004 and May 31, 2003, respectively, and $468,000 and $427,000 for the
    13 weeks ended May 29, 2004 and May 31, 2003 respectively.


7.   Litigation:

     On November 10, 2003, a class action suit was filed against the Company in Delaware Chancery Court. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares and which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract, the Company's failure to seek stockholder approval for the management buyout and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendants fiduciary duties as well as the provisions of the Delaware General Corporation.

     The complaint does not seek a specific amount of damages, and seeks to enjoin defendants from effectuating the planned management buyout. The company served an answer to the complainant on December 11, 2003. On each of November 21 and November 26, 2003 class action lawsuits were initiated against the Company in Delaware Chancery Court asserting substantially the same allegations as those described above.


                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of preliminary offer by management-led buyout to acquire the Company.

     A number of claims and lawsuits seeking unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability would be material in relation to the Company's consolidated financial position and results of operations.

     Other

     The Company has a letter of credit with its insurance provider for $400,000.

8.   Effect of recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation requires certain variable interest entities ("VIEs"), commonly referred to as special purpose entities, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new VIEs created or acquired after January 31, 2003. During December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under the new provisions, public entities were required to apply the guidance if the entity has interests in VIEs for the periods ending after December 15, 2003. Application of this guidance by public companies was required for all other types of entities for periods ending after March 15, 2004. The Company's adoption of FIN 46R did not have an effect on its consolidated financial statements.



                                      (13)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.   Derivative Financial Instruments Held or Issued

     The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. As of May 29, 2004, the Company had no equity option contracts. During the six months ended May 29, 2004, the Company was party to equity option contracts from time to time.

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



                                      (14)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 26 weeks and the 13 weeks ended May 29, 2004 and May 31, 2003, includes gain on the sale of fixed assets of $1,007,000, and $322,000, and $316,000 and $142,000, respectively. Of this, $441,000 in the 26 weeks ended May 29, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. In addition, for the 26 weeks ended May 29, 2004 the Apparel Segment includes a $250,000 reserve for environmental costs.

                                                     (in thousands)

26 Weeks Ended 05/29/04                                Home Fashions
(Unaudited)                            Apparel        and Accessories        Other       Total
-------------------------------        -------        ---------------      --------    ---------
External sales                         $17,724            $2,595            $4,418      $24,737
Intersegment sales                       1,657                25                96        1,778
Operating income/(loss)                 (1,478)              186             1,120         (172)
Segment assets                          11,060               941             1,572       13,573


                                                     (in thousands)

26 Weeks Ended 05/29/04                                Home Fashions
(Unaudited)                            Apparel        and Accessories        Other       Total
-------------------------------        -------        ---------------      --------    ---------
External sales                         $19,708            $1,774             $3,751      $25,233
Intersegment sales                       1,752                21                168        1,941
Operating income/(loss)                 (1,056)              (92)               351        (797)
Segment assets                          15,462               920              2,615       18,997


                                      (15)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                     26 WEEKS ENDED
                                                     --------------

PROFIT OR LOSS (UNAUDITED)                     MAY 29, 2004      MAY 31, 2004
--------------------------                     ------------      ------------
Total operating loss for segments                $  (172)          $ (797)
Total other income                                   932              897
                                               ------------      ------------
Income before income tax benefit                 $   760           $  100
                                               ============      ============

                                                      Home Fashions
13 Weeks Ended 05/29/04            Apparel            and Accessories      Other            Total
-----------------------            -------            ---------------      -----            -----
(UNAUDITED)
-----------
External sales                    $10,734                 $1,362          $2,500           $14,596
Intersegment sales                    608                     10              54               672
Operating income (loss)               (95)                   263             472               640

                                                      Home Fashions
13 Weeks Ended 05/31/03            Apparel            and Accessories      Other            Total
-----------------------            -------            ---------------      -----            -----
External sales                     $10,586                  $969           $2,091           $13,646
Intersegment sales                     906                     2               96             1,004
Operating income (loss)               (292)                  (54)             262               (84)


                                                        13 WEEKS ENDED
                                                        --------------

PROFIT OR LOSS (UNAUDITED)                        MAY 29, 2004     MAY 31, 2004
--------------------------                        ------------     ------------
Total operating income (loss) for segments          $    640         $  (84)
Total other income                                       542            579
                                                  ------------     ------------
Income before taxes on income                       $  1,182         $  495
                                                  ============     ============


11.  Commitments:

On July 25, 2003, the Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board.

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

12.  Other Expense:

During the 26 weeks ended May 29, 2004, the Company recorded an accrual of $250,000 for environmental costs.


                                      (16)

ITEM 2.  MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On February 18, 2004, August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $3.00 per share, $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $15,645,000, $20,860,000 and $52,380,000 in March
2004, August 2003 and June 2002, respectively. Of the total June 2002 liquidating dividend, $6,641,000 was deducted from additional paid in capital until the paid in capital account was eliminated and represents a return of capital. The remaining liquidating dividend of $45,739,000 was deducted from retained earnings.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months

FISCAL 2004 COMPARED TO FISCAL 2003

Net sales for the second quarter of fiscal 2004 were $14,596,000 as compared to $13,646,000 in the similar 2003 period, an increase of $950,000 or 7.0%. Even though the domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998, the Company in the current quarter has shown a slight increase in all 3 segments; Apparel, Home Fashions and Accessories and Other, as a result of volume increases to several customers. For the six months ended May 29, 2004, net sales were $24,737,000, a decline of $496,000, or 2.0% from 2003.


                                      (17)

Gross margins as a percentage of sales for the second quarter of fiscal 2004 increased to 15.8% from 9.9% as compared to the similar 2003 period. For the six months ended May 29, 2004 gross margins increased to 11.1% compared to 8.3% in the similar 2003 period. These increases are due to a more favorable product mix and reduction in costs due to employee termination and related expenses and a decrease in depreciation expenses. For the six months and three months ended May 29, 2004 and the six months and three months ended May 31, 2003, an increase in LIFO reserves of $300,000 was recorded. This was due to higher average FIFO prices.

Selling, general and administrative expenses for the 13 weeks and 26 weeks increased by $414,000 and $462,000, respectively, compared to the similar 2003 period. An increase in professional fees, salesmen's commission, and provision for doubtful accounts was partially offset by a reduction in payroll and other expenses.

Other expenses for the 26 weeks include an accrual for $250,000 for environmental costs, which was recorded in the quarter ending February 28, 2004.

For the 13 weeks and 26 weeks ended May 29, 2004, the Company has a gain on the sale of fixed assets of $322,000 and $1,007,000 respectively, compared to $142,000 and $316,000 respectively for the 13 weeks and 26 weeks ended May 31,2003.

Interest and dividend income for the 13 and 26 weeks ended May 29, 2004 decreased by $239,000 and $364,000 respectively from the similar 2003 period. On March 10, 2004, the Company distributed its third liquidating distribution of $3.00 per share, or $15,645,000. Accordingly, the Company had lower average invested balances for the three and six months ended May 29, 2004. In the current quarter, the Company realized gains from the sale of investment securities of $434,000 compared to $232,000 in the comparable second quarter of 2003. For the six months ended May 29, 2004, the Company realized gains from the sale of investment securities of $602,000 compared to $203,000 in last year's comparable six months.

The effective income tax rate for the current quarter was 35.1% as compared to 35.4% last year's second quarter. The effective income tax rate for the 26 weeks ended May 29, 2004 was 37.5%, as compared to 50.0% last year's 26 weeks. The prior year's 50% effective income tax rate for the 26 weeks ended May 31, 2003, was due to minimum state and franchise taxes.

As a result of these factors, the Company has net income of $767,000 or $0.15 basic and diluted earnings per share and $475,000 or $0.09 basic and diluted earnings per share for the 13 weeks and 26 weeks ended May 29, 2004, respectively, compared to net income of $320,000 or $0.06 basic and diluted earnings per share and $50,000 or $0.01 basic and diluted earnings per share for the 13 and 26 weeks ended May 31, 2003, respectively.



                                      (18)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the 26 weeks ended May 29, 2004 amounted to $1,144,000 due to an increase in operating cash flows from increased gross margins and an increase in accounts payable, accruals and other liabilities, partially offset by an increase in accounts receivable. The variability of operating cash flows is principally caused by sales fluctuations and the amount of cash provided by changes in working capital accounts. Net proceeds from sales of investment securities were $11,253,000 for the 26 weeks ended May 29, 2004 compared to acquisition of investment securities of $634,000 in the comparative 2003 period. The Company mainly used the proceeds from sales of investment securities during the 26 weeks ended May 29, 2004 for the third liquidating distribution of $3.00 per share or $15,645,000 on March 10, 2004.

Stockholders equity was $33,509,000 ($6.43 book value per share) at May 29, 2004 as compared to $48,929,000 ($9.38 book value per share) at the previous year-end November 29, 2003 and $64,977,000 ($12.40 book value per share) at May 31, 2003.
The reduction in stockholders' equity from May 31, 2003 was primarily due to the second liquidating distribution of $4.00 per share, or $20,860,000 on August 22, 2003 and the third liquidating distribution of $3.00 per share or $15,645,000 paid on March 10, 2004.

Management believes that the Company's current financial position is adequate to satisfying working capital requirements and to internally fund any future expenditures to maintain its manufacturing facilities for the next twelve months.

Commitments:

On July 25, 2003, the Company and Mr. Bitensky amended the Employment Agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board.

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


                                      (19)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk of fluctuations in the market value of equity securities. To manage this exposure, the Company uses derivatives to hedge against fluctuations in the market value of equity securities. The Company's policy is to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. At May 29, 2004 and November 29, 2003, the Company has no such investments, but will continue to invest in such equities in the future.


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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no significant changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         31.1 Certification by Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification by Samson Bitensky pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification by David A. Miller pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K:

                  The Company furnished on April 13, 2004, a report on Form 8-K announcing, under Item 9 of such form, its earnings for the 13 weeks ended February 28, 2004.


                                      (21)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 13, 2004                  FAB INDUSTRIES, INC.


                                      By: /s/ Samson Bitensky
                                          ---------------------------------
                                          Chairman of the Board
                                            And Chief Executive Officer




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