Form 10-Q
period 2004-08-28
FAB INDUSTRIES INC
filed 2004-10-12
CIK 34136

================================================================================

                           FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 28, 2004 _

                                                     OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------------------------------------

Commission file number                             1-5901
                      ---------------------------------------------------------


                             FAB INDUSTRIES, INC. _
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            13-2581181
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


  200 MADISON AVENUE, NEW YORK, N.Y.                              10016
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

As of October 12, 2004, 5,215,031 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              PAGE

      Item 1.  Financial Statements

      Condensed Consolidated Statements of Operations
      13 Weeks ended August 28, 2004 and August 30, 2003 (unaudited) ..........2

      Condensed Consolidated Statements of Operations
      39 Weeks ended August 28, 2004 and August 30, 2003 (unaudited) ..........3

      Condensed Consolidated  Balance Sheets
      August 28, 2004 (unaudited) and November 29, 2003 .......................4

      Condensed Consolidated Statements of Stockholders' Equity
      39 Weeks ended August 28, 2004 (unaudited) 6

      Condensed Consolidated Statements of Cash Flows
      39 Weeks ended August 28, 2004 and August 30, 2003 (unaudited) ..........7

      Notes to Condensed Consolidated Financial Statements (unaudited) ........8

      Item 2. Management Discussion and Analysis of Financial Condition
                     And Results of Operations ...............................18

      Item 3. Quantitative and Qualitative Disclosures about Market Risk .....22

      Item 4.  Controls and Procedures .......................................23


PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K ...............................23


SIGNATURES ...................................................................25



                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE 13 WKS ENDED
                                                                 ------------------------------------------------------
                                                                     August 28, 2004              August 30, 2003
                                                                 ------------------------------------------------------
                                                                       (unaudited)                  (unaudited)
Net sales                                                              $ 11,741,000                $ 13,357,000
Cost of goods sold                                                       11,249,000                  12,355,000
                                                                     ---------------           ----------------
Gross profit                                                                492,000                   1,002,000

Operating Expenses:
  Selling, general and administrative expenses                            1,377,000                   1,748,000
  Asset impairment (Note13)                                                      --                     685,000
  Other expense (Note 11)                                                        --                   1,441,000
  Gain on sale of fixed assets                                                   --                    (117,000)
                                                                     ---------------           ----------------
Total operating expenses                                                  1,377,000                   3,757,000
                                                                     ---------------           ----------------
Operating loss                                                             (885,000)                 (2,755,000)
                                                                     ---------------           ----------------
Other income:
  Interest and dividend income                                               65,000                     355,000
  Net gain on investment securities                                          42,000                     798,000
                                                                     ---------------           ----------------
Total other income                                                          107,000                   1,153,000
                                                                     ---------------           ----------------
Loss before taxes                                                          (778,000)                 (1,602,000)

Income tax benefit                                                         (270,000)                   (350,000)
                                                                     ---------------           ----------------

Net loss                                                               $   (508,000)               $ (1,252,000)
                                                                     ===============           ================

Loss per share: (Note 5)

      Basic                                                            $      (0.10)               $      (0.24)
      Diluted                                                          $      (0.10)               $      (0.24)

Cash dividends declared per share                                      $         --                $       4.00


           See notes to condensed consolidated financial statements.

                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE 13 WKS ENDED
                                                       ------------------------------------------------------
                                                           August 28, 2004              August 30, 2003
                                                       ------------------------------------------------------
                                                             (unaudited)                  (unaudited)
Net sales                                                    $ 36,478,000                $ 38,590,000
Cost of goods sold                                             33,246,000                  35,494,000
                                                           --------------              --------------
Gross profit                                                    3,232,000                   3,096,000

Operating Expenses:
  Selling, general and administrative expenses                  5,046,000                   4,955,000
  Asset impairment (Note 13)                                           --                     685,000
  Other expense (Notes 11 and 12)                                 250,000                   1,441,000
  Gain on sale of fixed assets                                 (1,007,000)                   (433,000)
                                                           --------------              --------------
Total operating expenses                                        4,289,000                   6,648,000
                                                           --------------              --------------
Operating loss                                                 (1,057,000)                 (3,552,000)
                                                           --------------              --------------
Other income:
  Interest and dividend income                                    395,000                   1,049,000
  Net gain on investment securities                               644,000                   1,001,000
                                                           --------------              --------------
Total other income                                              1,039,000                   2,050,000
                                                           --------------              --------------
Loss before taxes                                                 (18,000)                 (1,502,000)

Income tax expense (benefit)                                       15,000                    (300,000)
                                                           --------------              --------------
Net loss                                                     $    (33,000)               $ (1,202,000)

Loss per share: (Note 5)

      Basic                                                  $      (0.01)               $      (0.23)
      Diluted                                                $      (0.01)               $      (0.23)

Cash dividends declared per share                            $       3.00                $       4.00


           See notes to condensed consolidated financial statements.

                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



        A S S E T S

                                                                                   As Of
                                                              ---------------------------------------------
                                                                   August 28, 2004      November 29, 2003
                                                              ---------------------------------------------
                                                                     (unaudited)     (restated - see Note 1)
Current Assets:

 Cash and cash equivalents (Note 2)                              $     1,590,000        $   3,397,000
 Investment securities available-for-sale (Note 3)                    18,186,000           29,004,000
 Accounts receivable-net of allowance of
 $1,000,000 and  $900,000 for doubtful accounts                        6,892,000            7,171,000
 Inventories (Note 4)                                                  5,487,000            5,531,000
 Deferred tax asset                                                      606,000              506,000
 Other current assets                                                    521,000              701,000
                                                                 ---------------        -------------
   Total current assets                                               33,282,000           46,310,000
                                                                 ---------------        -------------

Property, plant and equipment - at cost                               31,386,000           33,495,000
Less: Accumulated depreciation                                        24,100,000           24,303,000
                                                                 ---------------        -------------
                                                                       7,286,000            9,192,000

Other assets                                                           2,345,000            2,281,000
                                                                 ---------------        -------------
                                                                 $    42,913,000        $  57,783,000


           See notes to condensed consolidated financial statements.

                                       (4)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


          L I A B I L I T I E S  and
          --------------------------
     S T O C K H O L D E R S'   E Q U I T Y
     --------------------------------------

                                                                               AS OF
                                                         --------------------------------------------------
                                                             August 28, 2004           November 29, 2003
                                                         --------------------------------------------------
                                                               (unaudited)          (restated - see Note 1)
Current liabilities:

 Accounts payable                                               2,817,000                   $ 1,913,000
 Corporate income and other taxes                                 614,000                       861,000
 Accrued payroll and related expenses                             840,000                       763,000
 Other current liabilities 2,376,000                            1,106,000
                                                          ---------------               ---------------
   Total current liabilities                                    6,647,000                     4,643,000
                                                          ---------------               ---------------

Deferred income taxes                                                  --                         52,000
Other noncurrent liabilities                                    3,457,000                     4,451,000
                                                          ---------------               ---------------
    Total liabilities                                          10,104,000                     9,146,000
                                                          ---------------               ---------------
Stockholders' equity                                           32,809,000                    48,637,000
                                                          ---------------               ---------------
                                                              $42,913,000                   $57,783,000


           See notes to condensed consolidated financial statements.


                                       (5)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE 39 WEEKS ENDED AUGUST 28, 2004  (unaudited)

                                                   COMMON STOCK *                        ACCUMULATED            TREASURY STOCK
                                              =======================                       OTHER         ==========================
                                              NUMBER OF                   RETAINED      COMPREHENSIVE     NUMBER OF
                                 TOTAL         SHARES        AMOUNT       EARNINGS      INCOME (LOSS)       SHARES          COST
                             -------------------------------------------------------------------------------------------------------
Balance at
November 29, 2003,
as previously reported       $48,929,000      6,724,944    $1,345,000   $ 85,225,000      $(186,000)     (1,509,913)   $(37,455,000)

Restatement adjustment
 (Note 1)                       (292,000)                                   (292,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance at
November 29, 2003,
as restated                   48,637,000      6,724,944    $1,345,000   $ 84,933,000      $(186,000)     (1,509,913)   $(37,455,000)

Net loss                         (33,000)                                    (33,000)

Change in net

unrealized holding

loss on investment
securities available-for-
sale, net of taxes of
$99,000                         (150,000)                                                  (150,000)

Total comprehensive loss        (183,000)

Cash dividends               (15,645,000)                                (15,645,000)
                            --------------------------------------------------------------------------------------------------------
Balance at
August 28, 2004              $32,809,000      6,724,944     $1,345,000  $ 69,255,000      $(336,000)     (1,509,913)   $(37,455,000)
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

                                       (6)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE 39 WKS ENDED
                                                                ------------------------------------------------
                                                                  August 28, 2004              August 30, 2003
                                                                ------------------------------------------------
                                                                   (unaudited)                   (unaudited)
OPERATING ACTIVITIES:
  Net loss                                                      $    (33,000)                  $ (1,202,000)

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Provision for doubtful accounts                                   450,000                        300,000
   Depreciation and amortization                                   1,215,000                      1,439,000
   Deferred income taxes                                             (52,000)                      (410,000)
   Non-cash asset impairment                                              --                        685,000
   Net gain on investment securities                                (644,000)                    (1,001,000)
   Gain on disposition of fixed assets                            (1,007,000)                      (433,000)
   Decrease (increase) in:
   Accounts receivable                                              (171,000)                      (403,000)
   Inventories                                                        44,000                      1,737,000
   Other current assets                                              180,000                        146,000
   Other assets                                                      (64,000)                       717,000
   (Decrease) increase in:
   Accounts payable                                                  904,000                       (347,000)
   Accruals and other liabilities                                    106,000                        417,000
                                                                ------------                   ------------
   Net cash provided by
   operating activities                                              928,000                      1,645,000
                                                                ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                       (40,000)                      (138,000)
    Proceeds from dispositions of property and equipment           1,738,000                        480,000
    Proceeds from sales of investment securities                  11,212,000                     17,651,000
                                                                ------------                   ------------
    Net cash provided by
    investing activities                                          12,910,000                     17,993,000
                                                                ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                            --                       (218,000)
    Dividends                                                    (15,645,000)                   (20,860,000)
    Repayment of loan from stockholders                                   --                        221,000
                                                                ------------                   ------------
    Net cash used in financing activities                        (15,645,000)                   (20,857,000)
                                                                ------------                   ------------
    Decrease in cash and cash equivalents                         (1,807,000)                    (1,219,000)

    Cash and cash equivalents, beginning of period                 3,397,000                      3,146,000
                                                                ------------                   ------------
    Cash and cash equivalents, end of period                    $  1,590,000                   $  1,927,000
                                                                ============                   ============

    See notes to condensed consolidated financial statements.

                                       (7)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended August 28, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending November 27, 2004. The balance sheet at November 29, 2003 has been derived from the audited balance sheet at that date. The financial information included in the quarterly report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended November 29, 2003.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On February 18, 2004, August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $3.00 per share, $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $15,645,000, $20,860,000 and $52,380,000 in March
2004, August 2003 and June 2002, respectively. Of the total June 2002 liquidating dividend, $6,641,000 was deducted from additional paid in capital until the paid in capital account was eliminated and represents a return of capital. The remaining liquidating dividend of $45,739,000 was deducted from retained earnings.On August 11, 2004, the Company has announced that it has suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.

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


                                       (8)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Restatement

The consolidated financial statements for the year ended November 29, 2003 have been restated to correct an error relating to the fact that the Company has not depreciated certain improvements to its land, mainly consisting of two parking lots constructed in 1984 and 1989 with a cost totaling approximately $292,000.

The restatement adjustments have resulted in a reduction of approximately $292,000 in fixed assets and retained earnings as of November 29, 2003, from the amounts previously reported. This adjustment does not effect the statements of operations for any period presented, as these fixed assets would have been depreciated over an estimated useful life of 15 years.

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


                                       (9)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of goods sold. The majority of the shipping costs are paid directly by the Company's customers to independent trucking companies.

Reclassifications

Certain accounts in 2003 financial statements have been reclassified with the 2004 presentations for comparative purposes.


2.  Cash and cash equivalents consist of the following (in thousands):

                                     August 28, 2004          November 29, 2003
                                     ---------------          -----------------
Cash                                     $    32                     $   549
Taxable and tax-free
short-term debt instruments                1,558                       2,848
                                     ---------------          -----------------
                                         $ 1,590                     $ 3,397


3.  Investment Securities:

At August 28, 2004 and November 29, 2003, investment securities available-for-sale consisted of the following (in thousands):

                                                             Gross                  Gross
                                                          Unrealized              Unrealized
                                                           Holding                  Holding           Fair
August 28, 2004 (unaudited)                Cost              Gain                    Loss            Value
---------------------------             ---------         ----------              ----------       ---------
Equities                                 $  6,372            $   339               $ (155)         $  6,556
U.S. Treasury obligations                      50                  0                    0                50
Corporate bonds                               250                  0                 (248)                2
Money market                               11,578                  0                    0            11,578
                                        ---------         ----------              ----------       ---------
                                         $ 18,250            $   339               $ (403)         $ 18,186
                                        =========         ==========              ==========       =========

                                                             Gross                  Gross
                                                          Unrealized              Unrealized
                                                           Holding                  Holding           Fair
November 29, 2003                          Cost              Gain                    Loss            Value
---------------------------             ---------         ----------              ----------       ---------
Equities                                 $    750            $   17                $    0           $    767
U.S. Treasury obligations                  27,519               418                     0             27,937
Corporate bonds                               253                 0                  (250)                 3
Money Market                                  297                 0                     0                297
                                        ---------         ----------              ----------       ---------
                                         $ 28,819            $  435                 ($250)          $ 29,004
                                        =========         ==========              ==========       =========


                                      (10)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended August 28, 2004, the Company invested a portion of it's investment securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S & P 100 index put options and sold short-term S & P 100 index call options. Although the Company uses these instruments to hedge against fluctuations in the market value of the securities, the Company has not elected to use hedge accounting. All gains and losses from the use of these instruments are included in the income statement in the period that they occur. Included in the Company's equity investment securities at August 28, 2004 are short term S & P 100 index put options with a fair value of $ 49,050 and short term S & P 100 index call options sold, not yet purchased with a fair value of $ 58,860. At November 29, 2003, the Company had no such investments.

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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2003 and the nine months ended August 28, 2004, that custodian had an average balance of approximately $9.6 million, and $6.4 million, respectively, of the Company's cash under investment, which from time to time during such periods was invested entirely in equity securities. At August 28, 2004, that custodian had approximately $5.8 million of the Company's cash under investments, with a majority invested in equities. The Company's investment policy currently permits up to 50% of the Company's portfolio to be held by the custodian.

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

                                August 28, 2004             November 29, 2003
                                ----------------            -----------------
Raw materials                    $  2,025,000                 $  1,446,000
Work in process                     1,715,000                    1,867,000
Finished goods                      1,747,000                    2,218,000
                                ---------------             ---------------
         Total                   $  5,487,000                 $  5,531,000
                                ===============             ===============


                                      (11)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  Inventories continued:

                                       August 28, 2004       November 29, 2003
                                       ---------------       -----------------
     Approximate percentage of
        inventories valued
        under LIFO valuation                    63%                      61%
                                       ------------             -----------
     Excess of FIFO valuation
        over LIFO valuation            $  1,500,000             $ 1,007,000
                                       ============             ===========


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


5.   Loss Per Share:

Basic and diluted loss per share for the 13 weeks ended August 28, 2004 and August 30, 2003 are calculated as follows:

                                                                                               WEIGHTED
                                                           NET              AVERAGE           PER-SHARE
                                                          LOSS              SHARES             AMOUNT
                                                      -----------         ----------        ------------
     For the 13 weeks ended August 28, 2004:          $  (508,000)         5,215,031           $(0.10)
                                                      -----------         ----------        ------------

     For the 13 weeks ended August 30, 2003:          $(1,252,000)         5,216,546           $(0.24)
                                                      -----------         ----------        ------------

     Basic and diluted loss per share for the 39 weeks ended August 28, 2004 and August 30, 2003 are calculated as follows:

                                                                                               WEIGHTED
                                                           NET              AVERAGE           PER-SHARE
                                                          LOSS              SHARES             AMOUNT
                                                      -----------         ----------        ------------
     For the 39 weeks ended August 28, 2004:          $   (33,000)         5,215,031          $ (0.01)
                                                      -----------         ----------        ------------

     For the 39 weeks ended August 30, 2003:          $(1,202,000)         5,230,859          $ (0.23)
                                                      -----------         ----------        ------------

    There were no options outstanding during the 39 weeks ended August 28, 2004 and August 30,2003, respectively. During fiscal 2002, all outstanding options were either exercised or cancelled.


6.  Comprehensive Loss:

Accumulated other comprehensive loss is comprised of unrealized holding gains (losses) related to available-for-sale securities. Comprehensive loss was $(183,000) and $(1,411,000) for the 39 weeks ended August 28, 2004 and August 30, 2003, respectively, and $(408,000) and $(1,810,000) for the 13 weeks ended August 28, 2004 and August 30, 2003 respectively.


                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Litigation:

On November 10, 2003, a class action suit was filed against the Company in Delaware Chancery Court. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares and which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract, the Company's failure to seek stockholder approval for the management buyout and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendant's fiduciary duties as well as the provisions of the Delaware General Corporation.

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


8.  Effect of recently Issued Accounting Standards:

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


                                      (13)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.  Derivative Financial Instruments Held or Issued:

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. At August 28, 2004, included in the Company's equity investment securities are short term S & P 100 index put options with a fair value of $49,050 and short term S & P 100 index call options sold, not yet purchased with a fair value of $58,860.


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

Home Fashions and Accessories: While sales are primarily to manufacturers of home furnishings, the Company also uses its our own textile fabrics internally to produce flannel and satin sheets, blanket products, comforters, and other bedding products, which the Company sells to specialty stores, catalogue and mail order companies, and airlines.

Other: The Company produces a line of ultrasonically, hot melt adhesive, flame and adhesive bonded products for apparel, environmental, health care, industrial and consumer markets. The Company's textile fabrics are sold to manufacturers servicing the residential and contract markets. The Company also sells fabrics in the over the counter markets.


                                      (14)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 39 weeks and the 13 weeks ended August 28, 2004 and August 30, 2003, includes gain on the sale of fixed assets of $1,007,000, and $0, and $433,000 and $117,000, respectively. Of this, $441,000 in the 39 weeks ended August 28, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. The fixed assets, which were sold in the first quarter of 2004 relating to the Other Segment, were sold to a customer, which previously owned 50% of the equipment. The proceeds from this sale amounted to $1,100,000. As a result, the customer, at an undeterminable future date will be doing the production on its own. In addition, for the 39 weeks ended August 28, 2004 the Apparel Segment includes a $250,000 reserve for environmental costs (See Note 12). The financial statements for the 39 weeks and the 13 weeks ended August 30, 2003 includes other expenses in the amount of $1,441,000 which represents agreements with Chief Executive Officer (See Note 11). This amount was allocated between segments with the majority included in the Apparel Segment. In addition, asset impairment applies to the Apparel Segment (See Note 13).


                                                   (in thousands)

                                                         HOME
39 WEEKS ENDED 08/28/04                               FASHIONS AND
(UNAUDITED)                            APPAREL        ACCESSORIES            OTHER             TOTAL
-------------------------            ----------       ------------         --------          --------
External sales                         $26,439           $3,698            $ 6,341           $ 36,478
Intersegment sales                       2,731               29                194              2,954
Operating income/(loss)                 (2,318)              81              1,180             (1,057)
Segment assets                          10,598              729              1,426             12,753

                                                   (in thousands)

                                                         HOME
39 WEEKS ENDED 08/30/04                               FASHIONS AND
(UNAUDITED)                            APPAREL        ACCESSORIES            OTHER             TOTAL
-------------------------            ----------       ------------         --------          --------
External sales                         $29,974           $2,861            $ 5,755           $ 38,590
Intersegment sales                       2,592               30                249              2,871
Operating income/(loss)                 (3,669)            (216)               333             (3,552)
Segment assets                          12,963              797              2,532             16,292


                                      (15)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                     39 WEEKS ENDED
                                                     --------------

PROFIT OR LOSS (UNAUDITED)                  AUGUST 28, 2004     AUGUST 30, 2003
--------------------------                  ---------------     ---------------
Total operating loss for segments              $(1,057)            $  (3,552)
Total other income                               1,039                 2,050
                                              --------             ---------
Loss before income tax expense or benefit      $   (18)            $  (1,502)
                                              ========             =========

                                                        HOME
13 WEEKS ENDED 08/28/04                              FASHIONS AND
(UNAUDITED)                            APPAREL       ACCESSORIES           OTHER             TOTAL
-------------------------            ----------      ------------        --------          --------
External sales                         $ 8,715           $1,103            $1,923           $11,741
Intersegment sales                       1,074                4                98             1,176
Operating income (loss)                   (840)            (105)               60              (885)

                                                        HOME
13 WEEKS ENDED 08/28/03                              FASHIONS AND
(UNAUDITED)                            APPAREL       ACCESSORIES           OTHER             TOTAL
-------------------------            ----------      ------------        --------          --------
External sales                         $10,266           $1,087            $2,004           $13,357
Intersegment sales                         840                9                81               930
Operating loss                          (2,613)            (124)              (18)           (2,755)

                                                     39 WEEKS ENDED
                                                     --------------

PROFIT OR LOSS (UNAUDITED)                  AUGUST 28, 2004     AUGUST 30, 2003
--------------------------                  ---------------     ---------------
Total operating loss for segments              $  (885)           $  (2,755)
Total other income                                 107                1,153
Loss before income tax benefit                 $  (778)           $  (1,602)

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

Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred two such policies during the third quarter August 30, 2003 having an aggregate cash surrender value of approximately $595,000. Accordingly, the Company recorded a charge of $595,000, which was included in other expenses for the 13 and 39 weeks ended August 30, 2003.

                                      (16)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company has a letter of credit with its insurance provider for $400,000.


12. Other Expense:

The Company recorded an accrual of $250,000 for environmental costs in the quarter ending February 28, 2004, at which time the related costs could be reasonably estimated. The accrual represents the estimated costs associated with a lagoon cleaning process as per North Carolina State requirements to eliminate odors in a lagoon which is located next to one of our plants. As of August 28,2004, approximately $188,000 of this accrual was included in other current liabilities. The lagoon cleaning process has been completed and all costs associated with this process have been paid as of September 2004.


13. Asset Impairment:

During the third quarter ended August 30, 2003, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.


14. Benefit Plans:

During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a Revision of FASB Statement No. 132." This statement revises employers' disclosures about pension plans and other post retirement benefit plans. The following table summarizes the components of net periodic benefit cost for the Company (In thousands):

                                                Three Months Ended                  Nine Months Ended
                                                ------------------                  -----------------
                                             Aug. 28,         Aug. 30,            Aug. 28,     Aug. 30,
                                               2004             2003               2004         2003
                                             --------         --------            --------     --------
Service cost                                  $  40            $  41              $ 120        $ 122
Interest cost                                    54               54                161          163
Expected return on assets                       (36)             (48)              (108)        (144)
Net loss recognized                               8               --                 23           --
Amortization of prior service cost                9                9                 28           28
Net periodic benefit cost                     $  75            $  56              $ 224        $ 169

The Company contributed $240,000 during the period, December 1, 2003 through August 28, 2004. The Company is expected to contribute $50,000 during the period, September l, 2004 through November 30, 2004.


                                      (17)

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998.

The Company's Board of Directors has determined that it is in the best interests of its stockholders to sell the Company's textile business as a going concern. In order to maximize stockholder value, the Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholder approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. The Plan provides the Company's officers and directors will continue to operate the Company's textile business in its current fashion and pursue a sale of the business as a going concern. The Company's Board of Directors has approved the engagement of McFarland Dewey & Co., LLC financial advisors in November 2002 to assist with the sale of the business. The accompanying financial statements have been prepared on a going concern basis. There can be no assurance, however, that the Company will be successful in selling it's business or if it does sell the business, that it will be able to recover full value of it's assets, particularly it's property, plant and equipment. On February 18, 2004, August 1, 2003 and May 30, 2002, the Company's Board of Directors declared a liquidating distribution of $3.00 per share, $4.00 per share and $10.00 per share, respectively, which resulted in a payment to stockholders of $15,645,000, $20,860,000 and $52,380,000 in March
2004, August 2003 and June 2002, respectively. Of the total June 2002 liquidating dividend, $6,641,000 was deducted from additional paid in capital until the paid in capital account was eliminated and represents a return of capital. The remaining liquidating dividend of $45,739,000 was deducted from retained earnings. On August 11, 2004, the Company has announced that it has suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.

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

RESULTS OF OPERATIONS
Third Quarter and Nine Months
FISCAL 2004 COMPARED TO FISCAL 2003

Net sales for the third quarter of fiscal 2004 were $11,741,000 as compared to $13,357,000 in the similar 2003 period, a decrease of $1,616,000 or 12.1%. The domestic textile industry has been and continues to be negatively affected by a flow of low cost foreign imports and market conditions since 1998. Apparel segment in the current quarter decreased $1,551,000 or 15.1% to $8,715,000 as compared to last year's third quarter. There was a slight decrease in other segment and a slight increase in Home Fashions and Accessories sales. For the 39 weeks ended August 28, 2004, net sales were $36,478,000, a decline of $2,112,000, or 5.5% from 2003. Apparel segment decreased $3,535,000 or 11.8% to
$26,439,000 from 2003.


                                      (18)

Home Fashions and Accessories segment increased by $837,000 or 29.3% to $3,698,000 and other segment increased by $586,000 or 10.2% to $6,341,000 from 2003.

Gross margins as a percentage of sales for the third quarter of fiscal 2004 decreased to 4.2% from 7.5% as compared to the similar 2003 period. Lower sales volume reduced operating schedules at production facilities, although, gross margins decreased as a result of fixed operating costs in addition to the LIFO adjustment discussed below. For the nine months ended August 28, 2004, gross margins increased to 8.9% compared to 8.0% in the similar period. For the nine months and three months ended August 28, 2004, an increase in LIFO reserves of $493,000 and $193,000, respectively were recorded. For the nine months ended August 30, 2003, an increase in LIFO reserves of $300,000 was recorded. This was due to higher average FIFO prices. Additionally, gross margin has increased and as a result of a decrease in depreciation expense of approximately $224,000 for the nine months ended August 28, 2004 compared to the prior comparable period. This decrease in depreciation expense is a result of the sale of fixed assets and fixed assets that have become fully depreciated over the past year.

Selling, general and administrative expenses for the 13 weeks ended August 28, 2004, decreased by $371,000 or 21.2% as compared to last year's third quarter. The decrease results primarily from a reduction in payroll of $142,000, as a result of employee terminations over the past year and a decrease in professional fees of $216,000 as a result of increased costs of litigation in the third quarter of 2003. For the 39 weeks ended August 28, 2004, selling, general and administrative expenses remained relatively constant in comparison to the prior comparable period, but as a percentage of sales increased to 13.8% from 12.8% due to lower sales volume. Selling, general and administrative expenses for the 39 weeks ended August 28, 2004 remained relatively constant in comparison to the prior comparable period primarily due to a decrease in payroll totaling $423,000, as a result of employee terminations over the past year, offset by an increase in professional fees totaling $299,000, mainly incurred in the first two quarters of 2004, relating to legal fees incurred in connection with the class action lawsuits filed in November of 2003 (See note 7 to the Condensed Consolidated Financial Statements) and an increase bad debt expense totaling $150,000 as a result of several customers who filed for bankruptcy or have been unable to make their required payments due in the current year.

Other expenses for the 39 weeks ended August 28, 2004 include an accrual for environmental costs totaling $250,000, which was recorded in the quarter ending February 28, 2004, at which time the costs related could be reasonably estimated. The accrual represents the estimated costs associated with a lagoon cleaning process as per North Carolina State requirements to eliminate odors in a lagoon, which is located next to one of our plants. As of August 28, 2004, approximately $188,000 of this accrual was included in other liabilities. The lagoon cleaning process has been completed and all costs associated with this process have been paid as of September 2004. For the 13 weeks and 39 weeks ended August 30, 2003 a charge of $1,441,000 was recorded which represents certain amendments with the Chief Executive Officer. See note 11 to the Condensed Consolidated Financial Statements.

For the 13 weeks ended August 28, 2004, there were no sales of fixed assets compared to a $117,000 gain on sales of fixed assets in the third quarter of 2003. For the 39 weeks ended August 28, 2004, the Company had a gain on the sale of fixed assets of $1,007,000 compared to $433,000 in last year's comparable period. Of this, $441,000 in the 39 weeks ended August 28, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. The fixed assets, which were sold in the first quarter of 2004 relating to the Other Segment, were sold to a customer, which previously owned 50% of the equipment. The proceeds from this sale amounted to $1,100,000. As a result, the customer, at an undeterminable future date will be doing the production on its own. During the third quarter ended August 30, 2003, the Company reviewed assets held for sale and determined an additional charge of $685,000 was required.


                                      (19)

Interest and dividend income for the 13 and 39 weeks ended August 28, 2004, decreased $290,000 and $654,000, respectively from the similar 2003 period. On March 10, 2004, the Company distributed its third liquidating distribution of $3.00 per share, or $15,645,000 and on August 22, 2003 the Company distributed its second liquidating distribution of $4.00 per share or $20,860,000. Accordingly, the Company had lower invested balances for the three and nine months ended August 28, 2004. In the current quarter, the Company realized gains from the sale of investment securities of $42,000 compared to $798,000 in the comparable third quarter 2003. For the nine months ended August 28, 2004, the Company realized gains from the sale of investment securities of $644,000 compared to $1,001,000 in last year's comparable nine months.

The Company has realized a tax benefit for the current quarter which had an effective tax rate of 34.7% as compared to a tax benefit of 21.8% last year's third quarter. For the 39 weeks ended August 28, 2004, the Company had an income tax expense of $15,000 compared to a tax benefit of $300,000 or 20.0%. The income tax expense of $15,000 represents a minimum State and Franchise Tax offset by deferred taxes.

As a result of these factors, the Company had a net loss of $508,000 or $0.10 basic and diluted loss per share and $33,000 or $0.01 basic and diluted loss per share for the 13 weeks and 39 weeks ended August 28, 2004. For the 13 and 39 weeks ended August 30, 2003, the Company had a net loss of $1,252,000 or $0.24 basic and diluted loss per share and $1,202,000 or $0.23 basic and diluted loss per share

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the 39 weeks ended August 28, 2004 amounted to $928,000 due to an increase in operating cash flows from a decrease in net loss and an increase in accounts payable partially offset by an increase in inventories.

Net proceeds from sales of investment securities were $11,212,000 for the 39 weeks ended August 28, 2004, compared to net proceeds from sales of investment securities of $17,651,000 in the comparative 2003 period. The Company mainly used the proceeds from sales of investment securities during the 39 weeks ended August 28, 2004 for the liquidating distribution of $3.00 per share or $15,645,000 on March 10, 2004. For the 39 weeks ended August 30, 2003, the Company mainly used the proceeds for sales of investment securities for the second liquidating distribution of $4.00 per share or $20,860,000 on August 22, 2003.

Stockholders' equity was $32,809,000 ($6.29 book value per share) at August 28, 2004 as compared to $48,637,000 ($9.33 book value per share) at the previous year- end November 29, 2003 and $49,011,000 ($9.40 book value per share) at August 30, 2003. The reduction in stockholders' equity from August 30, 2003 was primarily due to the third liquidating distribution of $3.00 per share or $15,645,000 paid on March 10, 2004.

Management believes that the Company's current financial position is adequate to satisfying working capital requirements and to internally fund any future expenditures to maintain its manufacturing facilities for the next twelve months.


                                      (20)

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

Such amendment to the Employment Agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death approximately $10,000,000 of shares of Common Stock from his estate. In consideration of Mr. Bitensky's relinquishing such right, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred two such policies during the third quarter August 30, 2003 having aggregate cash surrender value of approximately $595,000. Accordingly, the Company recorded a charge of $595,000, which was included in other expense for the 13 and 39 weeks ended August 30, 2003.

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


                                      (21)

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk of fluctuations in the market value of equity securities. To manage this exposure, the Company uses derivatives to hedge against fluctuations in the market value of equity securities. The Company's policy is to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. At August 28, 2004, included in the Company's equity investment securities are short term S & P 100 index put options with a fair value of $49,050 and short term S & P 100 index call options sold, not yet purchased with a fair value of $58,860. At November 29, 2003, the Company had no such investments.




                                      (22)

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

    (b) INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         31.1 Certification by Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      (23)

    b)   Reports on Form 8-K:

         The Company furnished on July 13, 2004, a report on Form 8-K announcing, under Item 12 of such form, its earnings for the 26 weeks and 13 weeks ended May 29, 2004.

         The Company furnished on July 15, 2004, a report on Form 8-K announcing under Item 12 of such form the sources of its results of operations for the quarter ended May 29, 2004.

         The Company filed on August 11, 2004, a report announcing under Item 5 and 7 of such form, that it has suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.


                                      (24)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 12, 2004                    FAB INDUSTRIES, INC.



                                           By: /s/ Samson Bitensky
                                               --------------------------------
                                               Samson Bitensky
                                               Chairman of the Board
                                               And Chief Executive Officer



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



                                      (25)