Form 10-K/A
period 2003-11-29
FAB INDUSTRIES INC
filed 2005-01-27
CIK 34136

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


                                       (7)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
  (in thousands, except for share and per share data)

                                                     AS AT OR FOR THE FISCAL YEAR ENDED
                                   -------------------------------------------------------------------------
                                       NOVEMBER       NOVEMBER       DECEMBER       DECEMBER       NOVEMBER
                                       29, 2003       30, 2002        1, 2001     2, 2000 (1)     27, 1999
Net Sales                               $51,173        $62,965        $80,036       $118,185       $128,889
Income (loss) before taxes               (1,545)         3,010        (15,488)         4,178           (338)
    on income (2)
Net income (loss) (2)                    (1,370)         1,970         (8,623)         3,033            517
Earnings (loss) per share:
     Basic                                 (.26)           .38          (1.64)           .57            .10
     Diluted                               (.26)           .38          (1.64)           .57            .10
Total assets                             58,075         81,229        131,528        151,412        152,178
Long-term debt                               --             --            311            362            409
Stockholders'    equity                  48,929         64,571        113,503        123,855        123,788
Book value                                 9.38          12.33          21.79          23.45          22.91
per share (3)
Cash dividends per share                   4.00          10.00            .40           .475            .70
Weighted average    number of
shares outstanding:
     Basic                            5,226,902      5,222,812      5,258,353      5,336,958      5,414,687
     Diluted                          5,226,902      5,222,812      5,258,353      5,336,958      5,419,130
============================================================================================================

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

                             CONTRACTUAL OBLIGATIONS

                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                           PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                             TOTAL      LESS THAN       1-3 YEARS       3-5 YEARS
MORE THAN
                                                                1 YEAR (1)                                      5
YEARS
------------------------------------------------------------------------------------------------------------------------
Long - Term debt                                $      --        $    --        $     --        $     --      $     --
------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                              --             --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Operating Leases                                      309             39             270              --            --
------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                   --             --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on the        2,526             --              --              --         2,526
Registrant's Balance Sheet under GAAP
------------------------------------------------------------------------------------------------------------------------
Total                                           $   2,835        $    39        $  2,526        $     --      $     --
------------------------------------------------------------------------------------------------------------------------

(1) On Feb.18, 2004 the Company's Board of Directors declared a liquidating distribution of $3.00 per share to be payable on March 10, 2004 with a record date of February 28, 2004, which is expected to total approximately $15.6 million.


                                      (14)

FORWARD-LOOKING INFORMATION

         Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of them or other variations of them or comparable terminology.

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
                                       Officer and Secretary of
                                       the Company.(6)


                                      (17)

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


                                      (18)

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


                                      (19)

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


                                      (20)

Summary Compensation Table

                                              ANNUAL COMPENSATION
                                              -------------------
                                                                         ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY($)(1)   BONUS ($)   COMPENSATION ($)(2)
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


                                      (21)

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


                                      (22)

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


                                      (23)

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


                                      (24)

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



                                      (25)

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


                                      (26)

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


                                      (27)

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


                                      (28)

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


                                      (29)

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


------------------------
*    Filed herewith.

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


                                      (30)

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

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


-------------------------------------------------------------------------------------------------------------------------
 FISCAL YEAR ENDED

-------------------------------------------------------------------------------------------------------------------------
                                                            NOVEMBER 29, 2003    NOVEMBER 30, 2002      DECEMBER 1, 2001

-------------------------------------------------------------------------------------------------------------------------
 NET SALES (NOTE 14)                                             $ 51,173,000          $62,965,000           $80,036,000
 COST OF GOODS SOLD                                                46,918,000           56,412,000            78,518,000

-------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                               4,255,000            6,553,000             1,518,000
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       6,001,000            7,372,000             9,748,000
 ASSET IMPAIRMENT AND RESTRUCTURING CHARGES (NOTE 12)                 685,000                   --            14,530,000
 OTHER EXPENSES (NOTES 9 AND 16)                                    1,659,000              750,000                    --

-------------------------------------------------------------------------------------------------------------------------
         OPERATING LOSS                                            (4,090,000)          (1,569,000)          (22,760,000)

-------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSE):
    Interest and dividend income (Note 11)                          1,279,000            2,413,000             4,289,000
    Interest expense                                                       --              (13,000)              (42,000)
    Net gain on investment securities (Note 2)                      1,266,000            2,179,000             3,025,000

-------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                         2,545,000            4,579,000             7,272,000

-------------------------------------------------------------------------------------------------------------------------
         INCOME (LOSS) BEFORE TAXES ON INCOME                      (1,545,000)           3,010,000           (15,488,000)
 INCOME TAX EXPENSE (BENEFIT) (NOTE 8)                               (175,000)           1,040,000            (6,865,000)

-------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                               $ (1,370,000)         $ 1,970,000           $(8,623,000)

-------------------------------------------------------------------------------------------------------------------------
 EARNINGS (LOSS) PER SHARE (NOTE 13):
    Basic                                                        $       (.26)         $       .38           $      (1.64)
    Diluted                                                      $       (.26)         $       .38           $      (1.64)

-------------------------------------------------------------------------------------------------------------------------
 CASH DIVIDENDS DECLARED PER SHARE                               $       4.00          $     10.00           $        .40

=========================================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                   COMMON STOCK                                    LOAN TO        ACCUMULATED
                                            -----------------------   ADDITIONAL                   EMPLOYEE         OTHER
                                               NUMBER                  PAID-IN      RETAINED        STOCK        COMPREHENSIVE
                                  TOTAL      OF SHARES      AMOUNT     CAPITAL      EARNINGS    OWNERSHIP PLAN   INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 2, 2000    $123,855,000   6,591,944    $1,319,000   $6,967,000  $154,947,000   $ (4,747,000)   $ (297,000)
Net loss - fiscal 2001         (8,623,000)         --            --           --    (8,623,000)            --            --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                       631,000          --            --           --            --             --       631,000
Total comprehensive loss       (7,992,000)         --            --           --            --             --            --
Cash dividends                 (2,100,000)         --            --           --    (2,100,000)            --            --
Purchase of treasury stock     (1,050,000)         --            --           --            --             --            --
Payment of loan from ESOP
   (Note 7)                       790,000          --            --           --            --        790,000            --
------------------------------------------------------------------------------------------------------------------------------
Balance, December 1, 2001     113,503,000   6,591,944     1,319,000    6,967,000   144,224,000     (3,957,000)      334,000
Net Income - fiscal 2002        1,970,000          --            --           --     1,970,000             --            --
Minimum pension liability
   adjustment of $164,000,
   net of tax benefit of
   $59,000                       (105,000)         --            --           --            --             --      (105,000)
Total comprehensive income      1,865,000          --            --           --            --             --            --
Cash dividends                (52,380,000)         --            --   (6,641,000)  (45,739,000)            --            --
Acceleration of stock
   options (Note 6)               418,000          --            --      418,000            --             --            --
Exercise of stock options
   (Note 6)                     1,445,000     133,000        26,000    1,640,000            --             --            --
Purchase of treasury stock       (280,000)         --            --       17,000            --             --            --
Termination of Employee
   Stock Ownership Plan                            --            --   (2,401,000)           --      3,957,000            --
------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002     64,571,000   6,724,944     1,345,000           --   100,455,000             --       229,000
Net loss - fiscal 2003         (1,370,000)         --            --           --    (1,370,000)            --            --
Change in net unrealized
   holding gain on
   investment securities
   available-for-sale, net
   of taxes                      (223,000)         --            --           --            --             --      (223,000)
Minimum pension liability
   of $300,000 net of tax
   benefit of $108,000           (192,000)                                                                         (192,000)
Total comprehensive loss       (1,785,000)         --            --           --            --             --            --
Cash dividends                (20,860,000)         --            --           --   (20,860,000)            --            --
Repayment of  notes
   receivable from
   stockholders                   221,000          --            --           --            --             --            --
Purchase of treasury stock       (218,000)         --            --           --            --             --            --
Reclass of  redeemable
   common stock to non
   redeemable common stock      7,000,000          --            --           --     7,000,000             --            --
------------------------------------------------------------------------------------------------------------------------------
Balance, November 29, 2003    $48,929,000   6,724,944    $1,345,000           --   $85,225,000             --    $ (186,000)
==============================================================================================================================

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.      QUARTERLY         Quarterly earnings were as follows (in thousands,
         FINANCIAL DATA    except for earnings per share):
         (UNAUDITED)

                                                       FIRST                             THIRD           FOURTH
                                                      QUARTER       SECOND QUARTER      QUARTER          QUARTER           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                           Fiscal 2003:
                              Net sales                 $11,587          $13,646          $13,357          $12,583        $51,173
                              Gross profit                  741            1,353            1,002            1,159          4,255
                              Net income (loss)            (270)             320           (1,252)            (168)        (1,370)
                              Earnings (loss)
                               per share:
                                 Basic               $   (0.05)       $    0.06       $    (0.24)    $       (0.03)     $   (0.26)
                                 Diluted             $   (0.05)       $    0.06       $    (0.24)    $       (0.03)     $   (0.26)

===================================================================================================================================
                           Fiscal 2002:
                              Net sales                 $14,250          $17,362          $17,920          $13,433        $62,965
                              Gross profit                1,107            2,424            2,362              660          6,553
                              Net income (loss)            (677)           1,626            1,010               11          1,970
                            Earnings (loss)
                              per share:
                                 Basic               $    (0.13)      $     0.31      $      0.19          $  0.00        $  0.38
                                 Diluted             $    (0.13)      $     0.31      $      0.19          $  0.00        $  0.38

===================================================================================================================================

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

                                                     Date: January 27, 2005