Form 10-K
period 2004-11-27
FAB INDUSTRIES INC
filed 2005-05-09
CIK 34136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended November 27, 2004

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

                        Yes [_]                  No [X]

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

                        Yes [_]                  No [X]

         The aggregate market value at May 31, 2004 of shares of the registrant's Common Stock, $.20 par value (based upon the closing price per share of such stock on the Composite Tape for issues listed on the American Stock Exchange), held by non-affiliates of the registrant was approximately $12,400,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant and members of their respective immediate families sharing the same household have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At May 4, 2005 there were outstanding 5,215,031 shares of Common Stock, $.20 par value.

                              FAB INDUSTRIES, INC.

                               INDEX TO FORM 10-K


ITEM NUMBER                                                                 PAGE


PART I.........................................................................1
    Item 1. Business...........................................................1
    Item 2. Properties.........................................................4
    Item 3. Legal Proceedings..................................................6
    Item 4. Submission of Matters to a Vote of Security-Holders................6

PART II........................................................................7
    Item 5. Market for Common Equity and Related Stockholder Matters...........7
    Item 6. Selected Consolidated Financial Data...............................8
    Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................10
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......18
    Item 8. Financial Statements and Supplementary Data.......................18
    Item 9. Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.........................................18
    Item 9A Controls and Procedures...........................................18

PART III .....................................................................20
    Item 10. Directors and Executive Officers.................................20
    Item 11. Executive Compensation...........................................22
    Item 12. Security Ownership of Certain Beneficial Owners and Management...25
    Item 13. Certain Relationships and Related Transactions...................27
    Item 14. Principal Accountant Fees and Services...........................27

PART IV.......................................................................29

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

          The Company's Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholders approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002.

          The Company engaged the investment banking firm of McFarland Dewey & Co., LLC in November 2002 to assist it with the sale of the Company's business. McFarland Dewey contacted over 80 potential acquirers during the course of this eighteen-month process. On October 14, 2003, the Company announced that it had yet to receive any bona-fide offers to acquire the business as a going concern. Following that announcement, on October 23, 2003, the Company received a preliminary offer from a management-led buyout group to acquire the business, as a going concern, for $3.75 per share. The Company subsequently announced on November 14, 2003, that a stockholder filed a lawsuit, naming as defendants, the Company and each of its directors, seeking class-action certification, preliminary and permanent injunctions against the proposed management-led buyout, and unspecified damages. The preliminary offer from the management-led buyout group was subsequently withdrawn.

         The Company continued the auction process following the withdrawal of the management-led buyout group's preliminary offer. On March 10, 2004, the Company paid a $3.00 per share liquidating distribution. Following this liquidating distribution, the auction process resulted in the Company receiving three non-binding initial indications of interest from unaffiliated third parties, at prices ranging from $1.50 per share to $2.25 per share and a non-binding initial indication of interest from SSJJJ, at a price of $2.83 per share. A Special Committee of the Company's Board of Directors, (the "Special Committee") comprised solely of independent directors, was formed to evaluate SSJJJ's preliminary indication of interest. After further discussions between the Special Committee and SSJJJ, SSJJJ indicated that it may be willing make a binding offer of $2.80 per share to purchase the Company's business as a going concern. SSJJJ informed the Special Committee on August 9, 2004, that it would not be making a binding offer at that time to purchase the Company's business. On August 11, 2004, the Company announced that it suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.

         The Company announced on March 9, 2005 that it had received a preliminary non-binding indication of interest from SSJJJ Manufacturing Co., Inc., an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ"), to acquire the business, as a going concern, at a price of $2.80 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, is currently evaluating SSJJJ's preliminary non-binding indication of interest.

         Under the Plan, if the Company's business is not sold prior to May 30, 2005, the Company will be required to transfer its assets and liabilities to a liquidating trust for the benefit of the Company's stockholders. If the Company's assets and liabilities are transferred to a liquidating trust on May 30, 2005, the Company's stock transfer books will close and its common stock will be delisted from trading on the AMEX effective on the close of business on May 30, 2005. Thereafter, certificates representing shares of Company common stock will not be assignable or transferable on the books of the Company, except by will, intestate succession or by operation of law. Thus, at such time, it will no longer be possible for the Company's stockholders to publicly trade the Company's stock and the proportionate interests of all of the Company's stockholders will be fixed on the basis of their respective stock holdings at the close of business on May 30, 2005. After such date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on May 30, 2005, except as may be necessary to reflect subsequent transfers recorded on the Company's books from any transfers by will, intestate succession or by operation of law. The interests in any liquidating trust will not be transferable.


                                       (1)

There can be no assurance that the Company will be able to sell its business as a going concern, that the Company will be able to liquidate all of its assets prior to May 30, 2005, or that the sale of its business and assets will generate proceeds to the stockholders in an amount equal to or greater than the market price of its stock or the liquidation value of its assets.

         Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company and its accountants, BDO Siedman, LLP, have determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, we changed our basis of accounting to the liquidation basis as of November 27, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Included in the liabilities, we accrued approximately $11.6 million in costs of liquidation representing the Company's estimate of the costs and expenses to be incurred during actual liquidation. There can be no assurance that actual liquidation costs and expenses will be equal to the Company's estimated liquidation costs and expenses.

         The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Company may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation.

         The accompanying statements of operations, shareholders' equity and cash flows for the period November 30, 2003 to November 26, 2004 (fiscal 2004) and for each of the years in the two year period ended November 29, 2003 and November 30, 2002 have been presented on a going concern basis comparable to prior periods.

         Upon approval of the Plan by the stockholders on May 30, 2002 the Employee Stock Ownership Plan (the ESOP) was terminated and all shares of common stock of the Company then in the ESOP suspense account (86,456 shares) were transferred to the Company, and held as treasury stock in exchange for the cancellation of the outstanding loan in the amount of $3,957,000 from the Company to the ESOP. The Company recorded the related treasury stocks at fair market value on the date of termination, which resulted in a $2.4 million charge to additional paid-in-capital.

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


                                       (2)

OPERATIONS

         Fab is a supplier of knitted fabrics and lace in the domestic textile industry. The Company currently operates in three segments: (1) Apparel Fabrics,
(2) Home Fashions and Accessories, and (3) Other, consisting of the Gem Urethane operation, the Over-the-Counter Retail operation, located at the Salisbury Manufacturing facility, and Industrial Fabrics.

         APPAREL FABRICS

         The Company's basic warp and circular knit fabrics are sold to manufacturers of outerwear, intimate apparel, loungwear, and activewear. These fabrics are sold primarily in piece dyed form, as well as in "PFP" (prepared for print), and heat transfer print configurations.

         The Company's wide elastic fabrics are sold to manufacturers of intimate apparel, foundation, swimwear, athleticwear, aerobicwear, sportswear, and healthcare products.

         The Company's lace products are sold to manufacturers of intimate apparel, hosiery, ladies sportswear, children's wear, swimwear, accessories, and hobbies and crafts.

         HOME FASHIONS AND ACCESSORIES

         The Company utilizes its internally manufactured fabrics and laces to produce flannel and satin sheets, blankets, comforters, and other bedding-related products which are sold to specialty retail stores, catalog and mail order companies and airlines through the Company's subsidiary, Salisbury Manufacturing Corporation.

         OTHER

         Included in this segment is (1) Gem Urethane Corporation, (2) the Over-the-Counter Retail operation, and (3) Industrial and other miscellaneous fabrics.

            The Company's subsidiary, Gem Urethane Corporation produces a line of bonded products for manufacturers of environmental, healthcare, industrial and consumer products.

            Gem also performs commission laminating for various manufacturers of consumer products. Fire resistant fabrics are sold to manufacturers in the seating, transportation, and military markets through its subsidiary Sandel International Corporation.

            The Company also sells its fabric and laces to "Over-the-Counter" retail customers throught the Company's retail manufacturing operations, which are located at the Company's Salisbury Manufacturing plant.

         Specialized, engineered fabrics are sold to manufacturers of industrial, healthcare, medical, and military products.

         In the first quarter 2004, certain equipment was sold to a customer who previously owned 50% of the equipment. The proceeds from the sale amounted to $1,100,000. As a result, the customer at a future date will be doing the production on its own.


                                       (3)

GENERAL

         We engage in research and product development activities to create new fabrics and styles to meet the continually changing demands of our customers. Direct expenditures in this area aggregated $1,690,000 in fiscal 2002, $850,000 in fiscal 2003, and $775,000 in fiscal 2004. Through these efforts, we have developed a full line of proprietary knitted fabrics for sale to manufacturers of men's, women's, and children's apparel in both domestic and foreign markets. Similarly, we have also developed a full line of flannel and satin sheets and blankets, including specialty blankets for the airline and health care institutions.

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

         During fiscal 2004, one customer accounted for approximately 13% of net sales. The receivable from this customer represents approximately 26% of consolidated accounts receivable at November 27, 2004. No single customer accounted for net sales greater than 10% of consolidated net sales for the fiscal years 2003 and 2002. No single customer had a net balance due greater than 10% of consolidated net accounts receivable at November 29, 2003. Our export sales are not material.

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

COMPETITION

         Fab is engaged in a highly competitive global business, which is based largely upon price, product quality, service and general consumer demand for the Company's finished goods. The portion of imported textile goods sold in the United States has increased substantially in the past few years, adversely impacting domestically manufactured textile products and the number of domestic manufacturers of such products. Our sales have declined from approximately $151,000,000 in 1998 to approximately $50,000,000 in 2004, largely as a result of increased foreign competition.

SEGMENT INFORMATION

         See Note 14 of the Notes to Consolidated Financial Statements.

EMPLOYEES

         At April 10, 2005, the Company employed approximately 475 people, of whom approximately 455 are employed by our subsidiaries. The employees are not represented by unions. We consider relations with our employees to be satisfactory. The number of our employees has declined from approximately 1,600 at the end of 1998 to approximately 475 on April 10, 2005.


                                       (4)

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

          Over the past three years, the Company has reduced the floor space of its executive offices and showroom facilities in its New York City headquarters.



                                       (5)

         The following table sets forth the location of each of Fab's current manufacturing facilities, its current principal use, if any, approximate floor space and, where leased, the lease expiration date. There are no mortgages or other encumbrances on any of our facilities. All the Company's operating facilities are in good operating condition and repair.

                                                                               APPROXIMATE                    LEASE
LOCATION                             PRINCIPAL USE                             FLOOR SPACE               EXPIRATION DATE
--------                             -------------                             -----------               ---------------
Lincolnton,                          Dyeing and finishing,                    630,550 sq. ft.            (1)
North Carolina                       raschel and tricot knitting,
                                     circular single and double knitting,
                                     tricot and raschel warping, printing
                                     and warehousing.

Lincolnton, North Carolina           Warehouse                                 55,000 sq. ft.            (1)

Maiden, North Carolina               (3)                                      224,013 sq. ft.            (1)

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


                                       (6)

ITEM 3.  LEGAL PROCEEDINGS.

         On November 10, 2003, a class action complaint was filed against the Company in Delaware Chancery Court. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract discussed below in Item 7, and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendants' fiduciary duties, as well as the provisions of the Delaware General Corporation Law. The complaint does not seek a specific amount of damages, and seeks to enjoin defendants from effectuating the planned management buyout. The Company served an answer to the complaint on December 11, 2003.

         On each of November 21 and November 26, 2003, additional class action lawsuits were initiated against the Company in Delaware Chancery Court, asserting substantially the same allegations as those described above.

         The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of the preliminary offer by the management-led buyout group to acquire the Company.

         By petition dated September 9, 2004, plaintiff requested that all of its claims be dismissed because they have been rendered moot by the withdrawal of the management buy-out and there is no current plan to effectuate a sale of the Company's assets. Plaintiff also petitioned the Court for an award of reasonable attorney's fees in the amount of $300,000 and attorney's expenses of $13,794.05 (the "Fee Petition") because plaintiff's claim conferred a benefit on the Company's public stockholders by preventing the consummation of the proposed management buy-out and preserving the value of the public stockholders' investment in the Company's stock. The Company opposed the petition.

         On December 29, 2004 the Court of Chancery of the State of Delaware denied the Fee Petition. The Court concluded that the Fee Petition should be denied as plaintiff's claims either were not meritorious when filed or, to the extent that they were, they are not yet moot.


         Following that decision, plaintiff moved for summary judgment on its claims relating to the Company's alleged failure to timely file a certificate of dissolution and seeking a declaration that the plan of dissolution (the "Plan") is invalid for failure to require a shareholder vote before the sale of all of the Company's assets. The motions were fully briefed and argued before the Court on April 12, 2005. On May 2, 2005, the court issued its opinion holding that the Plan is valid in its entirety and that the Company has not violated Delaware law by not yet filing its certificate of dissolution. The court stated that the Company may negotiate and agree to a sale before the certificate of dissolution is filed, but that the sale cannot be consummated until the certificate of dissolution has become effective. The court concluded that once the dissolution becomes effective, Fab may consummate a sale of its assets without a shareholder vote.


         A number of other claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, would be material in relation to the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not Applicable


                                       (7)

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Fab's Common Stock is traded on the American Stock Exchange, Inc. (ticker symbol - FIT). The table below sets forth the high and low sales prices of the Common Stock during the past two fiscal years.

         FISCAL 2004                                    HIGH             LOW
         -----------                                    ----             ---

First Quarter....................................     $  6.25          $  5.08

Second Quarter...................................     $  6.60          $  3.25

Third Quarter....................................     $  4.50          $  3.33

Fourth Quarter...................................     $  4.39          $  3.74

         FISCAL 2003
         -----------

First Quarter....................................     $  9.00          $  8.15

Second Quarter...................................     $  9.75          $  8.98

Third Quarter....................................     $ 11.25          $  6.70

Fourth Quarter...................................     $  7.50          $  4.63

           At April 22, 2005, there were approximately 737 holders of record of Common Stock. On May 30, 2002, the Company's Board of Directors declared an initial liquidating distribution of $10.00 per share, which was paid on June 24, 2002, with a record date of June 10, 2002. Accordingly, $52,380,000 was paid on June 24, 2002. On August 1, 2003, the Company's Board of Directors declared a second liquidating distribution of $4.00 per share, which was paid on August 22, 2003, with a record date of August 11, 2003. Accordingly, $20,860,000 was paid on August 22, 2003. On February 18, 2004 the Company's Board of Directors declared a third liquidating distribution of $3.00 per share, which was paid on March 10, 2004 with a record date of February 28, 2004. Accordingly, $15,645,000 was paid on March 10, 2004.

           On March 15, 2005, the Company received a letter from the American Stock Exchange ("AMEX") that it is not in compliance with continued listing standards as set forth in Section 1101 of the AMEX Company Guide as a result of the Company's failure to file its annual report on Form 10-K for the fiscal year ended November 27, 2004 and that trading of the Company's common stock would be halted as a result thereof. On March 15, 2005, AMEX halted trading of the Company's common stock. AMEX further advised the Company that it would initiate proceedings to delist the Company's common stock from the AMEX on April 14, 2005, if the Company was not then in compliance with all AMEX continued listing standards or the AMEX determined that the Company had made reasonable demonstration of its ability to regain compliance with such listing standards. AMEX requested that the Company submit a plan by March 25, 2005, advising AMEX what actions the Company will take to regain compliance with all AMEX continued listing standards.

           On March 24, 2005, the Company notified the AMEX that the preparation of its financial statements for the fiscal year ended November 27, 2004 will be complete within the next two weeks. On April 14, 2005, the Company asked for an additional two weeks extension. Accordingly, Fab believes once this 10-K is filed and its 10-Q for the quarter ended February 26, 2005 is filed it will be in compliance with the AMEX requirements in this respect.

           On April 11, 2005, the Company filed a form 12b-25 indicating that it would not be able to timely file it's 10-Q for the first quarter ended February 26, 2005.

           The Company has terminated all of its stock option plans and as a result there are no options outstanding or available for grant.

                                       (8)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
         (in thousands, except for share and per share data)

                                                                       AS AT OR FOR THE FISCAL YEAR ENDED
                                                            -----------------------------------------------------------------
                                         NOVEMBER 30, 2003      NOVEMBER            NOVEMBER         DECEMBER        DECEMBER
                                   THRU  NOVEMBER 26, 2004      29, 2003            30, 2002          1, 2001     2, 2000 (1)
Net Sales                                          $49,660       $51,173             $62,965          $80,036        $118,185
Income (loss) before taxes on                         (107)       (1,545)              3,010          (15,488)          4,178
income (2)(5)
Net income (loss) (2)                                  (72)       (1,370)              1,970           (8,623)          3,033
Earnings (loss) per share: (5)
     Basic
     Diluted                                          (.01)         (.26)                .38            (1.64)            .57
                                                      (.01)         (.26)                .38            (1.64)            .57
Total assets (6) (7)                                    --        57,783              80,937          131,236         151,120
Long-term debt                                          --            --                  --              311             362
Redeemable Common Stock                                 --            --               7,000            7,000           7,000
Stockholders' equity (6) (7)                            --        48,637              64,279          113,211         123,563
Book value                                              --          9.38               12.33            21.79           23.45
per share (3) (7)
Cash dividends per share (4)                          3.00          4.00               10.00              .40            .475
Weighted average number of
shares outstanding:

     Basic                                       5,215,031     5,226,902           5,222,812        5,258,353       5,336,958
     Diluted                                     5,215,031     5,226,902           5,222,812        5,258,353       5,336,958
=============================================================================================================================


     Net assets in liquidation:   (7)             NOVEMBER 27, 2004
                                                  -----------------

     Cash and cash equivalents and
        investment securities                           $19,894,000
     Accounts receivable                                  7,057,000
     Property, plant and equipment                        6,082,000
     Other assets                                         4,551,000
                                                          ---------

     Total assets                                        37,584,000

     Total liabilities                                   20,597,000
                                                         ----------

     Net assets in liquidation                          $16,987,000
                                                        ===========


                                       (9)

(1)    Fifty-three week period.

(2) Fiscal year ended December 1, 2001 amounts include asset impairment and restructuring charges of $14,530,000.

(3) Computed by dividing stockholders' equity by the number of shares outstanding at year-end.

(4) Fiscal years ended November 27, 2004, November 29, 2003 and November 30, 2002 cash dividends represent liquidating dividends.

(5) Fiscal year ended November 30, 2002 includes litigation settlement of $750,000 and fiscal year ended November 29, 2003 includes $685,000 in asset impairment charges and $1,659,000 in charges resulting from the amended employment agreement between the Company and Mr. Bitensky. Fiscal year ended November 27, 2004 includes $615,000 in asset impairment charges and environmental costs of $226,000.

(6) The consolidated financial statements for the years ended November 29, 2003, November 30, 2002, December 1, 2001 and December 2, 2000 have been restated to correct an error relating to the fact that the Company has not depreciated certain improvements to it's land, mainly consisting of two parking lots constructed in 1984 and 1989 with a cost totaling approximately $292,000.

(7) Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company and its accountants BDO Siedman, LLP have determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, we changed our basis of accounting to the liquidation basis as of November 27, 2004. Under the liquidation basis of accounting, assets are stated at their estimated realizable value and liabilities at their anticipated settlement amounts.


                                      (10)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998.

The Company's Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholders approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002.

The Company engaged the investment banking firm of McFarland Dewey & Co., LLC in November 2002 to assist it with the sale of the Company's business. McFarland Dewey contacted over 80 potential acquirers during the course of this eighteen-month process. On October 14, 2003, the Company announced that it had yet to receive any bona-fide offers to acquire the business as a going concern. Following that announcement, on October 23, 2003, the Company received a preliminary offer from a management-led buyout group to acquire the business, as a going concern, for $3.75 per share. The Company subsequently announced on November 14, 2003, that a stockholder filed a lawsuit, naming as defendants, the Company and each of its directors, seeking class-action certification, preliminary and permanent injunctions against the proposed management-led buyout, and unspecified damages. The preliminary offer from the management-led buyout group was subsequently withdrawn.

The Company continued the auction process following the withdrawal of the management-led buyout group's preliminary offer. On March 10, 2004, the Company paid a $3.00 per share liquidating distribution. Following this liquidating distribution, the auction process resulted in the Company receiving three non-binding initial indications of interest from unaffiliated third parties, at prices ranging from $1.50 per share to $2.25 per share and a non-binding initial indication of interest from SSJJJ, at a price of $2.83 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, was formed to evaluate SSJJJ's preliminary indication of interest. After further discussions between the Special Committee and SSJJJ, SSJJJ indicated that it may be willing make a binding offer of $2.80 per share to purchase the Company's business as a going concern. SSJJJ informed the Special Committee on August 9, 2004, that it would not be making a binding offer at that time to purchase the Company's business. On August 11, 2004, the Company announced that it suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.

The Company announced on March 9, 2005 that it had received a preliminary non-binding indication of interest from SSJJJ Manufacturing Co., Inc., an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ"), to acquire the business, as a going concern, at a price of $2.80 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, is currently evaluating SSJJJ's preliminary non-binding indication of interest.

Under the Plan, if the Company's business is not sold prior to May 30, 2005, the Company will be required to transfer its assets and liabilities to a liquidating trust for the benefit of the Company's stockholders. If the Company's assets and liabilities are transferred to a liquidating trust on May 30, 2005, the Company's stock transfer books will close and its common stock will be delisted from trading on the AMEX effective on the close of business on May 30, 2005. Thereafter, certificates representing shares of Company common stock will not be assignable or transferable on the books of the Company, except by will, intestate succession or by operation of law. Thus, at such time, it will no longer be possible for the Company's stockholders to publicly trade the Company's stock and the proportionate interests of all of the Company's stockholders will be fixed on the basis of their respective stock holdings at the close of business on May 30, 2005.

After such date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on May 30, 2005, except as may be necessary to reflect subsequent transfers recorded on the Company's books from any transfers by will, intestate succession or by operation of law. The interests in any liquidating trust will not be transferable.

There can be no assurance that the Company will be able to sell its business as a going concern, that the Company will be able to liquidate all of its assets prior to May 30, 2005, or that the sale of its business and assets will generate proceeds to the stockholders in an amount equal to or greater than the market price of its stock or the liquidation value of its assets.

                                      (11)

Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company and its accountants, BDO Siedman, LLP, have determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, we changed our basis of accounting to the liquidation basis as of November 27, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Included in the liabilities, we accrued approximately $11.6 million in costs and expenses of liquidation representing the Company's estimate of the costs to be incurred during actual liquidation. There can be no assurance that actual liquidation costs and expenses will be equal to the Company's estimated liquidation costs and expenses.

The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Company may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation.


The accompanying statements of operations, shareholders' equity and cash flows for the period November 30, 2003 to November 26, 2004 (fiscal 2004) and for each of the years in the two year period ended November 29, 2003 and November 30, 2002 have been presented as a going concern basis comparable to prior periods.


At November 27, 2004, the following represent the Company's estimated costs and expenses of liquidation:

     Compensation and benefits                                       $ 6,191,000
     Defined benefit pension plan                                      2,033,000
     Legal, audit and tax service                                      1,250,000
     Insurance                                                           450,000
     Other costs, including property taxes, utilities, maintenance,
     repairs, stationery supplies, postage and security                1,665,000
                                                                       ---------
                                        TOTAL                        $11,589,000
                                                                     ===========

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

Uncertainties

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts which approximates the $16,987,000 net orderly liquidation value. Included in the liabilities, we accrued approximately $11.6 million in costs of liquidation representing the estimate of the costs to be incurred during liquidation, however, actual costs could vary from those estimates. Distributions ultimately made to the shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and final costs of liquidation.

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

                                      (12)

         The Company maintains a non-contributory defined benefit pension plan (Fab Industries, Inc. Hourly Employees' Retirement Plan) which covers substantially all hourly employees. The Plan provided benefits based on the participants' years of service.

         An estimate of the liability associated with terminating the plan for underfunding of the hourly plan would be approximately $2.0 million. This will be assessed by the Pension Benefit Guarantee Corporation. This has been included in the estimated costs of liquidation. The Company plans to terminate the non-contributory defined benefit pension plan and distribute the lump sum payment to it's participant on transfer of the Company to the liquidating trust.

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

Revenue Recognition

         The Company recognizes its revenue upon shipment of related goods. Shipping terms are FOB shipping point pursuant to the Company's sales agreements. Risk of loss transfers to the Company's customers at the time the goods are transferred to a common carrier, per the Company's sales agreements. The acceptance of goods by customers is not subject to inspection. Allowances for estimated returns are provided when sales are recorded.

Impairment of Long-lived Assets

         Whenever events or circumstances indicate that the carrying values of long-lived assets (including property, plant and equipment) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $13.2 million of impairment losses. We did not recognize any impairment losses in 2002. In 2004 and 2003, the Company reviewed assets held for sale and determined an additional impairment charge of $615,000 and $685,000, respectively, was required.

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

                                      (13)

Results of Operations

NOVEMBER 30, 2003 THRU NOVEMBER 26, 2004 (FISCAL 2004) COMPARED TO FISCAL 2003

         Net sales for the fiscal 2004 were $49,660,000 as compared to $51,173,000 in fiscal 2003, a decrease of 3.0 %. The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998. Apparel external sales for fiscal 2004 were $37.3 million, compared to $39.1 million in fiscal 2003, a decrease of $1.8 million or 4.6%. Home Fashion and Accessories external sales for fiscal 2004 were $4.5 million compared to $4.2 million in fiscal 2003, an increase of $0.3 million or 7.1%. Other external sales for fiscal 2004 were $7.9 million, compared to $7.8 million in fiscal 2003, an increase of $0.1 million or 1.3%. The decreases in the apparel segment were caused substantially by lower volume due to continued weakness in the domestic textile industry and market conditions and increased foreign competition. There was a slight increase in the home fashions and accessories and other segments.

         Gross margins as a percentage of sales increased to 9.9% from 8.3% in the similar 2003 period. For fiscal 2004, an increase in LIFO reserves of $314,000 was recorded. This was due to higher FIFO prices. For fiscal 2003, LIFO inventory reserves decreased $607,000, due to lower average FIFO cost levels. Additionally, gross margin has increased as a result of a decrease in depreciation expense of $309,000 for fiscal 2004 compared to the prior comparable period. This decrease in depreciation expense is a result of the sale of fixed assets and fixed assets that have been fully depreciated over the past year. Reductions in costs due to employee terminations and related expenses in our production facilities also aided gross profit in fiscal 2004. Management is hopeful that future gross margins will show an improvement over the current year's performance due to an expected reduction in costs due to employee terminations and related expenses in fiscal 2004 and a decrease in expected depreciation as a result of a reduction in capital expenditures over the last few years and assets which will become fully depreciated in 2005, tempered, however, by the continuing deterioration in domestic textile manufacturing due to foreign imports.

         Selling, general and administrative expenses for fiscal 2004 increased by $229,000 or 3.6% compared to the prior comparable period due to a decrease in payroll totaling $551,000, as a result of employee terminations over the past year, offset by an increase in professional fees totaling $320,000, mainly incurred in the first two quarters of 2004, relating to legal fees included in connection with the class action law suits filed in November of 2003 (See Note 9 to the Consolidated Financial Statements), and an increase in bad debt expense totaling $200,000 as a result of several customers who filed for bankruptcy or have been unable to make their required payments due in the current year. In addition in fiscal 2004, we have recorded compensation expenses and an offset to investment income totaling $155,000 to reflect changes in the fair value of the trading securities held by the nonqualified defined contribution plan, in accordance with EITF 97-14.

         During fiscal 2004 and fiscal 2003 the Company reviewed assets held for sale and determined an additional impairment charge of $615,000 and $685,000 respectively was required. These expenses apply to the apparel segment.

         In fiscal 2004, the Company recorded an expense of $226,000 for environmental costs. The expense represents the costs associated with the lagoon cleaning process as per North Carolina State requirements to eliminate odors in a lagoon, which is located next to one of our plants. The lagoon process has been completed and all costs associated with the process have been paid. For the fiscal year ended November 29, 2003, a charge of $1,659,000 was recorded which represents certain amendments to the agreement with the Chief Executive Officer. See Note 9 to the Consolidated Financial Statements. This amount was allocated between segments with a majority included in the apparel segment.

         For the fiscal year ended 2004, the Company had a gain on the sale of fixed assets of $1,073,000 compared to $427,000 in last year's comparable period. Approximately $441,000 of the current year gain belongs to the other segment and the balance applies to the apparel segment. The fixed assets which were sold in the first quarter of 2004 relating to the other segment, were sold to a customer, which previously owned 50% of the equipment. The proceeds from this sale amounted to $1,100,000. As a result, the customer, at an undeterminable future date will be doing the production on its own.


                                      (14)

         Apparel operating loss for fiscal 2004 was $3.0 million compared to an operating loss of $4.6 million for fiscal 2003. Lower sales volume in fiscal 2004 reduced operating schedules at production facilities. The apparel segment includes gain on the sale of fixed assets of $632,000 offset by $226,000 for environmental costs.

         Home Fashion and Accessories operating income for 2004 was $0.2 compared to an operating loss of 0.2 in fiscal 2003.

         Other segment operating income for fiscal 2004 was $1.3 million compared to $0.7 million in fiscal 2003. Of this, $441,000 includes gain on the sale of fixed assets, which were sold to a customer who previously owned 50% of the equipment. The proceeds from this sale amounted to $1,100,000. As a result, the customer, at an undeterminable future date will be doing the production on its own. In addition, higher margins increased operating income.

         Interest and dividend income decreased by $638,000 or 49.9% as compared to fiscal year 2003. On March 10, 2004, the Company distributed its third liquidating dividend of $3.00 per share, or $15,645,000. On August 22, 2003 the Company distributed its second liquidating distribution of $4.00 per share or $20,860,000. Accordingly, the Company had lower investment balances. In addition, interest income includes a $155,000 gain reflecting an increase in the fair value of the trading securities held by the nonqualified defined contribution plan, in accordance with EITF 97-14.

         The Company realized gains from the sale of investment securities of $759,000 in fiscal 2004 as compared to $1,266,000 in fiscal 2003.

         The Company realized a tax benefit for fiscal 2004 and fiscal 2003 of 32.7% and 11.3%, respectively.

         As a result of these factors, the Company had a net loss of $72,000 or
0.01 basic and diluted loss per share for fiscal 2004, and a net loss of $1,370,000 or 0.26 basic and diluted loss per share in fiscal 2003.


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

         The decreases in the apparel and home fashions segments were due to a loss of customers and related sales volume, which resulted from the continued influx of low-cost foreign imports and continued weakness in the domestic textile industry. The increase in other is due primarily to our subsidiary, Gem Urethane Corporation, which experienced an increase in volume to several customers.

         The apparel and home fashions segments implemented measures beginning in fiscal 2001 to reduce operating costs including a reduction in the number of employees, which reduced fixed overhead.


                                      (15)

         Gross margins as a percentage of sales decreased to 8.3% compared to 10.4% in the similar 2002 period. Lower sales volumes reduced operating schedules at production facilities. Due to lower average FIFO cost levels, LIFO inventory reserves decreased by $607,000 and $96,000 in fiscal 2003 and 2002, respectively. Management is hopeful that gross margins will show an improvement over last year's performance due to an expected reduction in costs due to employee terminations and related expenses in 2003 and a decrease in expected depreciation as a result of a reduction in capital expenditures over the last few years and assets which will become fully depreciated in 2004, tempered, however, by the continuing deterioration in domestic textile manufacturing due to foreign imports.

         Selling, general and administrative expenses decreased by $1,371,000, or 18.6% as compared to fiscal year 2002. The decrease in expenses results primarily from the reduction in the number of employees and related expenses totaling approximately $790,000, moving its executive offices and showroom facilities to smaller premises in July 2002 totaling approximately $335,000, decreases in the amortization of intangible totaling approximately $124,000 due to the fact that intangibles were fully amortized in 2002, decreases in professional fees totaling approximately $475,000 as a result of a litigation settlement in fiscal 2002 and the continued effectiveness of the cost containment programs resulting in a decrease in expenses totaling approximately $360,000, offset by a reduction in gains on the sale of fixed assets totaling approximately $374,000 and a forgiveness of a debt of $339,000 in fiscal 2002 which was in selling, general and administrative expenses in fiscal 2002.

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

         In March 2002, the Company settled a dispute without admitting liability for $750,000. See Note 16 to the Consolidated Financial Statements.

         Apparel operating loss for fiscal 2003 was $4.6 million compared to an operating loss of $0.7 million for fiscal 2002. Lower sales volume affected operating loss by approximately $690,000 and lower selling margins resulted from the write-down of inventory to market value totaling approximately $825,000 contributed to the increase in operating loss. In addition, the financial results include other expenses of $1.7 million, which represents agreement with the Chief Executive Officer (See Note 9). This was allocated between segments with a majority included in the apparel segment (See Note 9). The financial results include a charge for asset impairment of fixed assets $685,000.

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

         Interest and dividend income decreased by $1,134,000 or 47.0% as compared to fiscal year 2002. On August 22, 2003, the Company distributed a second liquidating distribution of $4.00 per share, or $20,860,000. Accordingly, the Company had lower invested balances, which were invested primarily in United States Treasury Obligations resulting in lower risks and lower yields. The Company realized gains from the sale of investment securities of $1,266,000 in fiscal 2003 as compared to $2,179,000 in fiscal 2002.

         The Company realized a tax benefit for fiscal 2003, which had an effective tax rate of 11.3% as compared to an effective income tax rate of 34.6% in the comparative 2002 period. See Note 8 to the Consolidated Financial Statements.

         As a result of these factors, the Company had a net loss of $1,370,000, or $0.26 basic and diluted loss per share, as compared to net income of $1,970,000, or $0.38 basic and diluted earnings per share in fiscal 2002.


                                      (16)

Liquidity and Capital Resources

         Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company has determined that it is more appropriate to present the Company's financial statements on the liquidation basis. Therefore, we changed our basis of accounting to the liquidation basis as of November 27, 2004. If the Company is not sold by May 30, 2005, all assets and liabilities will be transferred to a liquidating trust. The liquidating trust would then succeed to all our remaining assets, liabilities and obligations.

         Net cash provided by operating activities in fiscal 2004 amounted to $907,000, primarily due to a decrease in inventories and increase in accounts payable, offset by increases in accounts receivable. The variability of operating cash flows is principally caused by sales fluctuations and the amount of cash provided by changes in working capital accounts. The Company expects to be generating a positive operating cash flow in future periods subject to any unknown events that may arise.

         Net proceeds from sales of investment securities were $10,774,000 for fiscal 2004 compared to $17,441,000 for fiscal 2003. The Company mainly used the proceeds from sales of investment securities in fiscal 2004 for the third liquidating distribution of $3.00 per share or $15,645,000 on March 10, 2004. In fiscal 2003, the Company mainly used the proceeds for sales of investment securities for the second liquidating distribution of $4.00 per share or $20,860,000 on August 22, 2003.

         As of November 27, 2004, our assets consisted of $19,894,000 of cash and cash equivalents and investment securities available for sale, $7,057,000 for accounts receivable, $1,517,000 for inventories, $3,034,000 for other assets and $6,082,000 for property, plant and equipment. Our liabilities consist of $9,008,000 for accounts payable, accruals and other liabilities, and $11,589,000 for estimated costs of liquidation. The net assets in liquidation is $16,987,000. Distribution ultimately made to shareholders upon liquidation will differ from the "net assets in liquidation" as a result in future changes in amounts actually realized on dispositions of assets, as well as settlement of liabilities and obligations and final costs of liquidation.

Inflation

         Management does not believe that the effects of inflation have had a significant impact during fiscal years 2004, 2003 and 2002.

COMMITMENTS

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


                                      (17)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table provided information as of November 27, 2004.

                             CONTRACTUAL OBLIGATIONS
                                 (In Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                           PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                             TOTAL       LESS THAN     1-3 YEARS      3-5 YEARS    MORE THAN
                                                                1 YEAR (1)                                 5 YEARS
--------------------------------------------------------------------------------------------------------------------
Long-Term debt                                  $       --     $       --     $      --      $      --   $       --
--------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                               --             --            --             --           --
--------------------------------------------------------------------------------------------------------------------
Operating Leases                                       121            121            --             --           --
--------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                    --             --            --             --           --
--------------------------------------------------------------------------------------------------------------------
Other Liabilities Reflected on the                   3,190          3,190            --             --           --
Registrant's Balance Sheet under GAAP
--------------------------------------------------------------------------------------------------------------------
Total                                           $    3,311     $    3,311     $      --      $      --    $      --
--------------------------------------------------------------------------------------------------------------------


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


                                      (18)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to risk of fluctuations in the market value of equity securities. To manage this exposure, the Company uses derivatives to hedge against fluctuations in the market value of equity securities. The Company's policy is to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. At November 27, 2004, included in the Company's equity investment securities are short term S & P 100 index put options with a fair value of $74,120 and short term S & P 100 index call options sold, not yet purchased with a fair value of $20,710. We believe this is our only area of market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Consolidated Financial Statements Schedules attached hereto.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

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


                                      (19)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

         The following table sets forth certain information concerning our directors as of May 1, 2005.

NAME                         AGE     PRINCIPAL OCCUPATION AND COMPANY OFFICE (1)             DIRECTOR SINCE
----                         ---     -------------------------------------------             --------------
Samson Bitensky............  85      Chairman of the Board of Directors and Chief            1966
                                     Executive Officer (2)
Steven Myers...............  56      President, Chief Operating Officer and Director (3)     2001
Susan B. Lerner............  48      Former Corporate Counsel of the Company (4)             1997
Richard Marlin.............  70      Attorney, member of the law firm of Kramer Levin        1995
                                     Naftalis & Frankel LLP. (5)
Lawrence H. Bober..........  79      Retired, Vice Chairman of the Board, First New York     1979
                                     Bank for Business and First New York Business Bank
                                     Corp.(6)
Martin B. Bernstein........  70      Chairman of Bedford Capital Corporation.(7)             1998

------------------------------

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

(3) Mr. Steven Myers served as Co-President and Chief Operating Officer of the Company from May 1997 through July 2001. In August 2001, Mr. Myers became President of the Company and also maintained the position of Chief Operating Officer. In March 2002, Mr. Myers became Secretary of the Company. Mr. Myers served as Vice President of the Company from May 1988 to May 1997. He served as Vice President of Sales of the Company for more than five years prior to May 1988. Mr. Myers is the son-in-law of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(4) Ms. Susan B. Lerner is former Corporate Counsel of the Company. She was Corporate Counsel from 1995 to 2002, Assistant Secretary of the Company from May 1997 until May 2001 and Secretary of the Company from May 2001 until March 2002. From 1993 to 1995, she was president of the Company's Raval Lace Division. Ms. Lerner is the daughter of Mr. Bitensky, Chairman of the Board of Directors and Chief Executive Officer of the Company.

(5) Since 1979, Mr. Richard Marlin has been a member of the law firm of Kramer Levin Naftalis & Frankel LLP.

(6) Mr. Lawrence H. Bober is a retired Vice Chairman of the Board of First New York Business Bank Corp. ("FNYBBC") and of First New York Bank for Business (formerly, The First Women's Bank), a commercial bank and wholly-owned subsidiary of FNYBBC, where he served from January 1988 until January 1991. Prior to 1988 and for more than five years, Mr. Bober was a Senior Vice President of Manufacturers Hanover Trust Company, a commercial bank.

(7) Mr. Martin B. Bernstein has been Chairman of Bedford Capital Corporation ("BCC") since July 31, 2001. BCC is a private equity company, engaged in the acquisition of a variety of businesses. Mr. Bernstein was also the Chief Executive Officer of Ponderosa Fibres of America, Inc. ("PFAI") from


                                      (20)

         1979 to 2001. PFAI is a member of a limited liability company or a stockholder of a corporation that are partners of two partnerships which have been reorganized under Chapter XI in fiscal 1999. PFAI filed a Chapter XI proceeding in May of 2001. Thereafter, its assets were sold and it has ceased operations. Mr. Bernstein is a member of the Board of Directors of Empire Insurance Company and Allcity Insurance Company.


EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers as of May 1, 2005.

NAME                                     AGE       POSITIONS AND OFFICES
----                                     ---       ---------------------
Samson Bitensky.....................     85        Chairman of the Board of Directors and Chief Executive Officer
Steven Myers........................     56        President, Chief Operating Officer and Director
David A. Miller.....................     67        Vice President-Finance, Treasurer, and Chief Financial Officer
Jerry Deese.........................     53        Vice President-Controller of Plant Operations
Sam Hiatt ..........................     58        Vice President-Sales

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


                                      (21)

         AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT.

         The Company has an audit committee (the "Audit Committee") composed of Messrs. Bober and Marlin. The Board of Directors has determined that Mr. Bober is an "audit committee financial expert" (as defined by the rules and regulations of the Securities and Exchange Commission). Mr. Bober qualifies as an audit committee financial expert as a result of his business experience described under the heading "Directors and Executive Officers - Directors." The Board of Directors has determined that Mr. Bober is independent pursuant to the American Stock Exchange's (the "AMEX") listing standards as they relate to audit committee members.

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

         The Company believes that all of its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them in the fiscal year 2004.

         CODE OF CONDUCT AND ETHICS

         The Company has not yet adopted a code of conduct and ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Company does not intend to do in light of the fact that the Company will be transferred to a liquidated trust pursuant to the Plan by May 30, 2005.

ITEM 11.  EXECUTIVE COMPENSATION.

         The Summary Compensation Table shown below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the 2004, 2003 and 2002 fiscal years of those persons (the "named executive officers") who were (i) the Chief Executive Officer during fiscal 2004 and (ii) the other four most highly-compensated executive officers of the Company who were serving as executive officers at the end of the fiscal year ended November 27, 2004.


                                      (22)

SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                                     ALL OTHER
        NAME AND PRINCIPAL POSITION              YEAR        SALARY($)(1)       BONUS ($)       COMPENSATION ($)(2)
        ---------------------------              ----        ------------       ---------       -------------------
Samson Bitensky                                  2004           350,000             --                 6,000
Chairman of the Board of Directors and           2003           350,000             --                 5,100
Chief Executive Officer                          2002           350,000             --                 5,100

Steven Myers                                     2004           227,000             --                 6,000
President and Chief Operating Officer            2003           225,750             --                 5,100
                                                 2002           212,000          5,000                 5,100

Sam Hiatt                                        2004           211,000             --                 6,000
Vice President-Sales                             2003           209,750             --                 5,100
                                                 2002           196,000          5,000                 5,100

David A. Miller                                  2004           143,000             --                 4,290
Vice President, Finance, Treasurer and           2003           142,583             --                 4,290
Chief Financial Officer                          2002           138,000          5,000                 4,140

Jerry Deese                                      2004           150,000          5,000                 4,500
Vice President, Controller of Plant              2003           148,750          5,000                 4,500
Operations                                       2002           135,000          5,000                 4,050

-------------------------------------

(1) Includes compensation deferred pursuant to the Company's qualified 401K Money Option Savings Plan.

(2) Represents the amount of the Company's contribution under its Executive Retirement Plan for Messrs. Bitensky, Myers and Hiatt and the Fab Industries, Inc. Profit Sharing Plan for Messrs. Miller and Deese.


                                      (23)

         OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not make any individual grants of stock options or stock appreciation rights during fiscal 2004 to any of the named executive officers.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No named executive officer exercised options during fiscal 2004 nor held any options to purchase shares of Common Stock as of November 27, 2004.

         COMPENSATION OF DIRECTORS

         During fiscal 2004, the directors who were not employees of the Company earned the following annual directors fees: $22,000 to Mr. Bober; $17,000 each to Messrs. Bernstein and Marlin; $14,500 to Mr. Frank Greenberg; $11,000 to Ms. Lerner. In addition, each non-employee director earned a fee of $1,000 for each Audit Committee meeting that they attended (other than Executive Committee meetings). No additional fee was paid for service on committees of the Board of Directors.

         EMPLOYMENT AGREEMENT

         The Company has only one employment agreement with a named executive officer. Mr. Bitensky entered into an employment agreement with the Company effective April 1, 1993, pursuant to which he is to perform the duties of its Chief Executive Officer. The agreement provided it would expire on March 31, 1998, subject to automatic successive one year renewals unless either party terminates on notice given not less than six months prior to the then expiration date. The current expiration date is March 31, 2006. The agreement provides for an annual base salary of $350,000, or such greater amount as the Board of Directors may from time to time determine, and incentive compensation if the Company's annual pre-tax income exceeds $10,000,000 equal to 3% of the Company's annual pre-tax income up to $11,000,000 and 4% of such pre-tax income in excess of $11,000,000. In the event of disability (as defined in the employment agreement), compensation at the above rate is payable for the first year, and at one-half such rate for the second year of such disability. Upon termination of full-time employment other than by the Company for cause, Mr. Bitensky will be retained to provide advisory and consulting services for a period of five years for a fee of $250,000 per annum. In the event of the death of Mr. Bitensky while employed or providing such consulting services, an amount equal to the average one year total annual compensation paid to Mr. Bitensky, based upon the three most recent full-time employment years, is payable to his beneficiaries over a five-year period.

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


                                      (24)

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth certain information as of May 4, 2005 (except as noted below) as to the shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock.

                                               NUMBER OF            PERCENT OF
             NAME AND ADDRESS                    SHARES             OUTSTANDING
           OF BENEFICIAL OWNER            BENEFICIALLY OWNED(1)     COMMON STOCK
---------------------------------------   ---------------------     ------------
Samson Bitensky(2)                              1,488,276(3)           28.5%
c/o Fab Industries, Inc.
200 Madison Avenue
New York, New York  10016

Private Capital Management, L.P.,                 764,196              14.7%
Bruce S. Sherman
Gregg J. Powers(4)
8889 Pelican Bay Blvd.
Naples, Florida  34108

Dimensional Fund Advisors Inc.(5)                 305,081               5.9%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

FMR Corporation((6))                              521,100              10.0%
82 Devonshire Street
Boston, Massachusetts  02109

Salvatore Muoio((7))                              262,200               5.0%
S. Muoio & Co. LLC
c/o 509 Madison Avenue - Suite 406
New York, New York 10022

-------------------------------------

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


                                      (25)

(4) Bruce S. Sherman is Chief Executive Officer of Private Capital Management, L.P., a Florida limited partnership ("PCM"), and exercises shared voting and dispositive power with respect to 764,196 shares of Common Stock held by PCM on behalf of its clients. Gregg J. Powers is President of PCM and exercises shared voting and dispositive power with respect to 764,196 shares of Common Stock held by PCM on behalf of its clients. Messrs. Sherman and Powers disclaim beneficial ownership for the shares held by PCM's clients and disclaim the existence of a group. This information is derived solely from PCM's Schedule 13G, as amended, filed with the Commission on February 14, 2005.

(5) Dimensional Fund Advisors Inc., a Delaware corporation ("Dimensional") and an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Advisers Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the shares of Common Stock that are owned by these investment companies and investment vehicles. Dimensional disclaims beneficial ownership of all such shares. This information is derived solely from Dimensional's Schedule 13G, as amended, filed with the Commission on February 9, 2005.

(6) FRM Corp., a Delaware corporation ("FMR"), is the parent holding company of Fidelity Management & Research Company, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 ("Fidelity"). Fidelity furnishes investment advice to various investment companies registered under the Investment Advisers Act of 1940. In its role as investment advisor, Fidelity possesses voting and/or investment power over the shares of Common Stock that are owned by these investment companies. This information is derived solely from FMR's Schedule 13G filed with the Commission on February 14, 2005.

(7) S. Muoio & Co. LLC, a Delaware limited liability company ("SMC"), possesses shared voting and dispositive power over 262,200 shares of Common Stock that are held by various investment vehicles and managed accounts for which SMC serves as general partner and/or investment manager. Salvatore Muoio, as the managing member of SMC, possesses shared voting and dispositive power over 262,200 shares of Common Stock. This information is derived solely from FMR's Schedule 13G filed with the Commission on August 19, 2004.


         SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following table sets forth certain information as of May 4, 2005 as to the shares of Common Stock beneficially owned by the Company's directors, the named executive officers and the directors and executive officers of the Company as a group.

                                          SHARES OF COMMON STOCK
                                         BENEFICIALLY OWNED ON THE    PERCENT OF OUTSTANDING
     NAME OF BENEFICIAL OWNER                 RECORD DATE (1)             COMMON STOCK
-------------------------------------    -------------------------    ----------------------
Samson Bitensky                                 1,488,276(2)                 28.5%
Martin B. Bernstein                                 3,744                      *
Lawrence H. Bober                                   3,076                      *
Susan B. Lerner                                    64,514                    1.2%
Richard Marlin                                        500                      *
Steven Myers                                       92,556(3)                 1.8%
Sam Hiatt                                           4,243                      *
Jerry Deese                                         9,579                      *
David A. Miller                                     9,536                      *
All directors and executive
officers as a group (9 persons)                 1,676,024                    32.1%

-------------------------------------

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


                                      (26)

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

         EQUITY COMPENSATION PLAN INFORMATION

         As of November 27, 2004, there were no options to purchase common stock outstanding or available for grant under any Company stock option plans. All Company stock option plans have been terminated.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no relationships or related transactions required to be reported under this Item 13.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES

         For the fiscal years ended November 29, 2003 and November 27, 2004, BDO Seidman, LLP ("BDO"), the Company's principal accountant, billed the Company $100,000 and $110,000, respectively, for professional services rendered in connection with the audit of the Company's financial statements included in the Company's Annual Report on Form 10-K for such fiscal years. The amount of fees that BDO billed for the review of the financial statements included in the Company's Forms 10-Q for the fiscal years ended November 29, 2003 and November 27, 2004 was $12,000.

         AUDIT-RELATED FEES

         BDO did not bill the Company during fiscal 2003 or 2004 for any assurance and related services reasonably related to their performance of the audit or review of the Company that are not reported under "Audit Fees."


                                      (27)

         TAX FEES

         In addition to the audit fees, the Company was billed $8,500 by BDO in fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning in connection with the review of the Company's 2003 tax returns. The Company also expects to be billed by BDO in fiscal 2005 for professional services rendered for tax compliance, tax advice and tax planning in connection with the review of the Company's 2004 tax returns in addition to the audit fees.

         ALL OTHER FEES

         BDO did not bill the Company for any other fees in fiscal 2003 and 2004 other than those set for above.

         PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.




                                      (28)

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


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


                                      (29)

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


                                      (30)

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


                                      (31)

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------

21         -   Subsidiaries of the Company, incorporated by reference to Exhibit
               21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000.

*31.1      -   Certification of Samson Bitensky pursuant to Section 302 of the
               Sarbanes-Oxley Act.

*31.2      -   Certification of David A. Miller pursuant to Section 302 of the
               Sarbanes-Oxley Act.

*32.1      -   Certification of Samson Bitensky pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act.

*32.2      -   Certification of David A. Miller pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act.





                                      (32)

                              FAB INDUSTRIES, INC.
                                  AND SUBSIDIARIES




                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                                FORM 10-K ITEM 8
                     FISCAL YEARS ENDED NOVEMBER 27, 2004, NOVEMBER 29, 2003 AND
                                                               NOVEMBER 30, 2002

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS
                                    --------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-3



CONSOLIDATED FINANCIAL STATEMENTS:
   Statement of Net Assets in Liquidation                                    F-4
   Statement of changes in Net Assets in Liquidation                         F-5
   Balance sheets                                                            F-6
   Statements of operations                                                  F-7
   Statements of stockholders' equity                                        F-8
   Statements of cash flows
                                                                             F-9
SUMMARY OF ACCOUNTING POLICIES                                       F-10 - F-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-17 - F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fab Industries, Inc.
New York, New York


We have audited the accompanying statement of net assets in liquidation of Fab Industries, Inc. and subsidiaries as of November 27, 2004, and the related statement of changes in net assets in liquidation for the one day period ended November 27, 2004. We have also audited the consolidated balance sheet of Fab Industries, Inc. and subsidiaries as November 29, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 30, 2003 to November 26, 2004 and for the fiscal years ended November 29, 2003 and November 30, 2002. We have also audited the financial statement schedules listed in the index on page S-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the summary of accounting policies, on March 1, 2002, the Company's Board of Directors adopted resolutions, which authorize, subject to shareholder approval, the sale of the business pursuant to a plan of liquidation. The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002, which requires the transfer of assets and liabilities of the Company to a liquidating trust of May 30, 2005. As a result of the Company's liquidation on May 30, 2005, the Company has changed its basis of accounting for periods subsequent to November 26, 2004, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Fab Industries, Inc. and subsidiaries at November 27, 2004, and changes in net assets in liquidation for the one day period ended November 27, 2004. In addition, in our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Fab Industries, Inc. and subsidiaries as of November 29, 2003, and the results of their operations and their cash flows for the period from November 30, 2003 to November 26, 2004 and for the fiscal years ended November 29, 2003 and November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules presents fairly, in all material respects, the information set forth therein.

As described in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements as of November 29, 2003 has been restated.


/s/ BDO Seidman, LLP
---------------------
BDO Seidman, LLP
New York, New York
April 29, 2005

                                                      FAB INDUSTRIES, INC.
                                                          AND SUBSIDIARIES


                                    STATEMENT OF NET ASSETS IN LIQUIDATION

================================================================================

ASSETS:                                                     NOVEMBER 27, 2004
                                                            -----------------
   Cash and cash equivalents                                  $    639,000
   Investment securities available-for-sale                     19,255,000
   Accounts receivable                                           7,057,000
   Inventories                                                   1,517,000
   Other assets                                                  3,034,000
    Property, plant and equipment                                6,082,000
--------------------------------------------------------------------------------
             TOTAL ASSETS                                       37,584,000
--------------------------------------------------------------------------------
LIABILITIES:

   Accounts payable                                              3,570,000
   Corporate income and other taxes                                819,000
   Accrued payroll and related expenses                            983,000
   Other liabilities                                             3,636,000
   Estimated cost of liquidation                                11,589,000

--------------------------------------------------------------------------------
        TOTAL LIABILITIES                                       20,597,000
--------------------------------------------------------------------------------
                                                               $16,987,000
Net assets in liquidation
================================================================================



                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      FAB INDUSTRIES, INC.
                                                          AND SUBSIDIARIES


                         STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

================================================================================

PERIOD FROM NOVEMBER 26, 2004 THRU NOVEMBER 27, 2004
----------------------------------------------------

  Net assets in liquidation at November 26, 2004                  $16,987,000
                                                                  -----------

  Net assets in liquidation at November 27, 2004                  $16,987,000
                                                                  -----------



                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      FAB INDUSTRIES, INC.
                                                          AND SUBSIDIARIES


                                                CONSOLIDATED BALANCE SHEET

================================================================================

                                                               NOVEMBER 29, 2003
--------------------------------------------------------------------------------
                                                                    (Restated)
ASSETS
CURRENT:
   Cash and cash equivalents                                     $    3,397,000
   Investment securities available-for-sale                          29,004,000
   Accounts receivable, net of allowance of $1,100,000 for
      doubtful accounts                                               7,171,000
   Inventories                                                        5,531,000
   Deferred income taxes                                                506,000
   Other current assets                                                 701,000
--------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                         46,310,000
PROPERTY, PLANT AND EQUIPMENT - NET                                   9,192,000
OTHER ASSETS                                                          2,281,000
--------------------------------------------------------------------------------
                                                                    $57,783,000
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                              $    1,913,000
   Corporate income and other taxes                                     861,000
   Accrued payroll and related expenses                                 763,000
   Other current liabilities                                          1,106,000
--------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                     4,643,000
DEFERRED INCOME TAXES                                                    52,000
OTHER NONCURRENT LIABILITIES                                          4,451,000
--------------------------------------------------------------------------------
        TOTAL LIABILITIES                                             9,146,000
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)                                --
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value - shares authorized 2,000,000;
      none issued                                                            --
   Common stock, $.20 par value - shares authorized 15,000,000;
      issued 6,724,944                                                1,345,000
   Retained earnings                                                 84,933,000
   Accumulated other comprehensive (loss)                              (186,000)
   Cost of common stock  held in treasury - 1,509,913               (37,455,000)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                   48,637,000
--------------------------------------------------------------------------------
                                                                    $57,783,000
================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      FAB INDUSTRIES, INC.
                                                          AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

========================================================================================================

                                                  NOVEMBER 30,            FISCAL YEAR ENDED
                                                  2003 THROUGH    --------------------------------------
                                               NOVEMBER 26, 2004  NOVEMBER 29, 2003   NOVEMBER 30, 2002
--------------------------------------------------------------------------------------------------------
NET SALES                                            $49,660,000        $51,173,000         $62,965,000
COST OF GOODS SOLD                                    44,742,000         46,918,000          56,412,000
--------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                   4,918,000          4,255,000           6,553,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           6,657,000          6,428,000           8,189,000
ASSET IMPAIRMENT AND RESTRUCTURING CHARGES               615,000            685,000                  --
OTHER EXPENSES                                           226,000          1,659,000             750,000
 GAIN ON SALE OF FIXED ASSETS                         (1,073,000)          (427,000)           (817,000)
--------------------------------------------------------------------------------------------------------
        OPERATING LOSS                                (1,507,000)        (4,090,000)         (1,569,000)
--------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest and dividend income                          641,000          1,279,000           2,413,000
   Interest expense                                           --                 --             (13,000)
   Net gain on investment securities                     759,000          1,266,000           2,179,000
--------------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME                             1,400,000          2,545,000           4,579,000
--------------------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE TAXES ON INCOME            (107,000)        (1,545,000)          3,010,000
INCOME TAX EXPENSE (BENEFIT)                             (35,000)          (175,000)          1,040,000
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $   (72,000)       $(1,370,000)        $ 1,970,000
========================================================================================================
EARNINGS (LOSS) PER SHARE:
   Basic                                             $      (.01)       $      (.26)        $       .38
   Diluted                                           $      (.01)       $      (.26)        $       .38
--------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER SHARE                    $      3.00        $      4.00         $     10.00

========================================================================================================

                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

============================================================================================================

                                                   COMMON STOCK
                                             ------------------------
                                                                                       RETAINED
                                                                                       EARNINGS
                                                                                    (RESTATED -
                                                                                    SEE SUMMARY
                                                                        ADDITIONAL           OF
                                                  NUMBER                   PAID-IN   ACCOUNTING
                                      TOTAL    OF SHARES       AMOUNT      CAPITAL     POLICIES)
------------------------------------------------------------------------------------------------------------
Balance, December 1, 2001, as
   previously reported         $113,503,000    6,591,944   $1,319,000   $6,967,000 $144,224,000 $(3,957,000)

Restatement adjustment (See
   Note 17)                        (292,000)          --           --           --     (292,000)         --
------------------------------------------------------------------------------------------------------------
Balance, December 1, 2001, as
   restated                     113,211,000    6,591,944    1,319,000    6,967,000  143,932,000   3,957,000)
Net loss-- fiscal 2002            1,970,000           --           --           --    1,970,000          --
Minimum pension liability
   adjustment of $164,000, net
   of tax benefit of $59,000       (105,000)          --           --           --           --          --
Total comprehensive loss          1,865,000           --           --           --           --          --
Cash dividends                  (52,380,000)          --           --   (6,641,000) (45,739,000)         --
Acceleration of stock options
   (Note 6)                         418,000           --           --      418,000           --          --
Exercise of stock options
   (Note 6)                       1,445,000      133,000       26,000    1,640,000           --          --
Purchase of treasury stock         (280,000)          --           --       17,000           --          --
P Termination of Employee Stock
   Ownership Plan                                     --           --   (2,401,000)          --   3,957,000
------------------------------------------------------------------------------------------------------------
Balance, November 30, 2002       64,279,000    6,724,944    1,345,000           --  100,163,000          --
Net loss - fiscal 2003           (1,370,000)          --           --           --   (1,370,000)         --
Change in net unrealized
   holding gain on investment
   securities available-for-       (223,000)
   sale, net of taxes                                 --           --           --           --          --
Minimum pension liability of
   $300,000 net of tax benefit
   of $108,000                     (192,000)
Total comprehensive loss         (1,785,000)          --           --           --           --          --
Cash dividends                  (20,860,000)          --           --           --  (20,860,000)         --
Repayment of  notes receivable
   from stockholders                221,000           --           --           --           --          --
Purchase of treasury stock         (218,000)          --           --           --           --          --
Reclass of  redeemable common
   stock to non redeemable
   common stock                   7,000,000           --           --           --    7,000,000          --
------------------------------------------------------------------------------------------------------------
Balance, November 29, 2003       48,637,000    6,724,944    1,345,000           --   84,933,000          --
Net loss - fiscal 2004              (72,000)          --           --           --      (72,000)         --
Change in net unrealized
   holding loss on investment
   securities available-for-       (193,000)
   sale, net of taxes                                 --           --           --           --          --
Minimum pension liability of
   $50,000 net of tax benefit
   of $18,000                       (32,000)                                                             --
Total comprehensive loss           (297,000)          --           --           --           --          --
Cash dividends                  (15,645,000)          --           --           --  (15,645,000)         --
------------------------------------------------------------------------------------------------------------

Balance, November 26, 2004      $32,695,000    6,724,944   $1,345,000           --  $69,216,000          --

------------------------------------------------------------------------------------------------------------

                                                  TREASURY STOCK
                                             -------------------------
                                 ACCUMULATED                           ------------
                                       OTHER                                  NOTES
                               COMPREHENSIVE                             RECEIVABLE
                                      INCOME      NUMBER                       FROM
                                       (LOSS)  OF SHARES          COST STOCKHOLDERS
-----------------------------------------------------------------------------------
Balance, December 1, 2001, as
   previously reported             $ 334,000  (1,383,574) $(35,384,000)         $--

Restatement adjustment (See
   Note 17)                               --          --            --           --
-----------------------------------------------------------------------------------
Balance, December 1, 2001, as
   restated                          334,000  (1,383,574)  (35,384,000)          --
Net loss-- fiscal 2002                    --          --            --           --
Minimum pension liability
   adjustment of $164,000, net
   of tax benefit of $59,000        (105,000)         --            --           --
Total comprehensive loss                  --          --            --           --
Cash dividends                            --          --            --           --
Acceleration of stock options
   (Note 6)                               --          --            --           --
Exercise of stock options
   (Note 6)                               --          --            --     (221,000)
Purchase of treasury stock                --     (16,899)     (297,000)          --
P Termination of Employee Stock
   Ownership Plan                         --     (86,456)   (1,556,000)          --
-----------------------------------------------------------------------------------
Balance, November 30, 2002           229,000  (1,486,929)  (37,237,000)    (221,000)
Net loss - fiscal 2003                    --          --            --           --
Change in net unrealized
   holding gain on investment
   securities available-for-
   sale, net of taxes               (223,000)         --            --           --
Minimum pension liability of
   $300,000 net of tax benefit
   of $108,000                      (192,000)
Total comprehensive loss                  --          --            --           --
Cash dividends                            --          --            --           --
Repayment of  notes receivable
   from stockholders                      --          --            --      221,000
Purchase of treasury stock                --     (22,984)     (218,000)          --
Reclass of  redeemable common
   stock to non redeemable
   common stock                           --          --            --           --
-----------------------------------------------------------------------------------
Balance, November 29, 2003          (186,000) (1,509,913)  (37,455,000)          --
Net loss - fiscal 2004                    --          --            --           --
Change in net unrealized
   holding loss on investment
   securities available-for-
   sale, net of taxes               (193,000)         --            --           --
Minimum pension liability of
   $50,000 net of tax benefit
   of $18,000                        (32,000)
Total comprehensive loss                  --          --            --           --
Cash dividends                            --          --            --           --
-----------------------------------------------------------------------------------

Balance, November 26, 2004          (411,000) (1,509,913) $(37,455,000)         $--

-----------------------------------------------------------------------------------


                                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)

============================================================================================================

------------------------------------------------------------------------------------------------------------
                                                               NOVEMBER 30,
                                                               2003 THROUGH           FISCAL YEAR ENDED
                                                               NOVEMBER 26,    NOVEMBER 29,    NOVEMBER 30,
                                                                   2004            2003            2002
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   (72,000)  $  (1,370,000)  $   1,970,000
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Provision for doubtful accounts                             600,000         400,000         400,000
        Depreciation and amortization                             1,618,000       1,927,000       2,143,000
        Deferred income taxes                                      (534,000)        214,000          38,000
        Non-cash asset impairment and restructuring charges         615,000         685,000              --
        Compensation relating to acceleration of stock options           --              --         418,000
        Net gain on investment securities                          (759,000)     (1,266,000)     (2,179,000)
        Gain on disposition of fixed assets                      (1,073,000)       (443,000)       (817,000)
        Decrease (increase) in:
           Accounts receivable                                   (1,479,000)        (23,000)      2,720,000
           Inventories                                              423,000       2,855,000       3,949,000
           Other current assets                                      81,000         166,000         750,000
           Other assets                                              87,000         915,000          58,000
        Increase (decrease) in:
           Accounts payable                                       1,657,000        (942,000)       (804,000)
           Accruals and other liabilities                          (257,000)        198,000         112,000
------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES             907,000       3,316,000       8,758,000
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                       (34,000)       (267,000)       (225,000)
   Proceeds from sale of property and equipment                   1,828,000         621,000         957,000
   Proceeds from sales of investment securities                  10,774,000      17,441,000      38,650,000
   Acquisition of investment securities                            (588,000)             --              --
------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES          11,980,000      17,795,000      39,382,000
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                            --              --        (280,000)
   Dividends                                                    (15,645,000)    (20,860,000)    (52,901,000)
   Exercise of stock options                                             --              --       1,445,000
------------------------------------------------------------------------------------------------------------
              NET CASH USED IN FINANCING ACTIVITIES             (15,645,000)    (20,860,000)    (51,736,000)
------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,758,000)        251,000      (3,596,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      3,397,000       3,146,000       6,742,000
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  639,000    $  3,397,000    $  3,146,000
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

     The Company's Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholders approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002.

     The Company engaged the investment banking firm of McFarland Dewey & Co., LLC in November 2002 to assist it with the sale of the Company's business. McFarland Dewey contacted numerous potential acquirers during the course of this eighteen-month process. On October 14, 2003, the Company announced that it had yet to receive any bona-fide offers to acquire the business as a going concern. Following that announcement, on October 23, 2003, the Company received a preliminary offer from a management-led buyout group to acquire the business, as a going concern, for $3.75 per share. The Company subsequently announced on November 14, 2003, that a stockholder filed a lawsuit, naming as defendants, the Company and each of its directors, seeking class-action certification, preliminary and permanent injunctions against the proposed management-led buyout, and unspecified damages. The preliminary offer from the management-led buyout group was subsequently withdrawn.

     The Company continued the auction process following the withdrawal of the management-led buyout group's preliminary offer. On March 10, 2004, the Company paid a $3.00 per share liquidating distribution. Following this liquidating distribution, the auction process resulted in the Company receiving three non-binding initial indications of interest from unaffiliated third parties, at prices ranging from $1.50 per share to $2.25 per share and a non-binding initial indication of interest from SSJJJ (an affiliated company, see below), at a price of $2.83 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, was formed to evaluate SSJJJ's preliminary indication of interest. After further discussions between the Special Committee and SSJJJ, SSJJJ indicated that it may be willing make a binding offer of $2.80 per share to purchase the Company's business as a going concern. SSJJJ informed the Special Committee on August 9, 2004, that it would not be making a binding offer at that time to purchase the Company's business. On August 11, 2004, the Company announced that it suspended its formal auction process because it failed to receive a binding offer to purchase the Company's business as a going concern.

     The Company announced on March 9, 2005 that it had received a preliminary non-binding indication of interest from SSJJJ Manufacturing Co., Inc., an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ"), to acquire the business, as a going concern, at a price of $2.80 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, is currently evaluating SSJJJ's preliminary non-binding indication of interest.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


     Under the Plan, if the Company's business is not sold prior to May 30, 2005, the Company will be required to transfer its assets and liabilities to a liquidating trust for the benefit of the Company's stockholders. If the Company's assets and liabilities are transferred to a liquidating trust on May 30, 2005, the Company's stock transfer books will close and its common stock will be delisted from trading on the AMEX effective on the close of business on May 30, 2005. Thereafter, certificates representing shares of Company common stock will not be assignable or transferable on the books of the Company, except by will, intestate succession or by operation of law. Thus, at such time, it will no longer be possible for the Company's stockholders to publicly trade the Company's stock and the proportionate interests of all of the Company's stockholders will be fixed on the basis of their respective stock holdings at the close of business on May 30, 2005. After such date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on May 30, 2005, except as may be necessary to reflect subsequent transfers recorded on the Company's books from any transfers by will, intestate succession or by operation of law. The interests in any liquidating trust will not be transferable.

     There can be no assurance that the Company will be able to sell its business as a going concern, that the Company will be able to liquidate all of its assets prior to May 30, 2005, or that the sale of its business and assets will generate proceeds to the stockholders in an amount equal to or greater than the market price of its stock or the liquidation value of its assets.

     Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company has determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, the Company changed its basis of accounting to the liquidation basis as of November 27, 2004.

     The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Company may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


     Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts, which approximates the $16,987,000 net orderly liquidation value. The liquidation values of the Company's receivables, inventory and fixed assets were based on valuations made by an independent valuation company. Included in the liabilities, the Company accrued $11,589,000 in costs of liquidation representing the estimate of the costs to be incurred during liquidation, however, actual costs could vary from those estimates. Distributions ultimately made to the shareholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and final costs of liquidation.

     As a result of the change to the liquidation basis of accounting on November 27, 2004, the Company wrote down assets by $5,656,000 and recorded additional liabilities relating to costs to liquidate totaling $10,052,000. The net adjustment as recorded as a reduction to equity of $15,708,000, resulting in the net assets in liquidation value of $16,987,000 as of November 27, 2005.

     Costs of liquidation including losses to be incurred winding down operations are $11,589,000, as summarized below:


     Compensation and benefits                                       $ 6,191,000
     Defined benefit pension plan                                      2,033,000
     Legal, audit and tax services                                     1,250,000
     Insurance                                                           450,000
     Other costs, including leases, property taxes, utilities,
     maintenance, repairs, stationery supplies, postage, and security  1,665,000
                                                                       ---------
     Total                                                           $11,589,000
                                                                     ===========

     Certain costs to liquidate have been offset against the related assets (see notes 3 and 4).

     Certain of the following policies and footnotes relate to periods prior to the change to the liquidation basis on November 27, 2004.


PRINCIPLES OF
CONSOLIDATION

     The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and balances have been eliminated.


FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to November 30. Fiscal 2004 includes the period November 30, 2003 through November 26, 2004 on a going concern basis. Fiscal 2003 and 2002 had fifty-two weeks.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


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

     Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company is subject to credit risk if brokers are unable to repay balances due or deliver securities in their custody. By policy, the company limits the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2004 and fiscal 2003, that custodian had an average balance of approximately $6.3 million and $9.6 million, respectively, of the Company's cash under investment, which from time to time during such periods was invested entirely in equity securities. At November 27, 2004, that custodian had approximately $5.9 million of the Company's cash under investments, with a majority invested in equities. In March 2004, the Company liquidated $2.5 million from that custodian as part of the liquidating dividend. The Company's investment policy currently permits up to 50% of the Company portfolio to be held by the custodian.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


     Concentrations of credit risk with respect to trade receivables are limited due to a diverse group of manufacturers, wholesalers and retailers to whom the Company sells. The Company reviews a customer's credit history before extending credit. The Company further reduces its credit risk by factoring, without recourse, a variable amount of trade receivables. As of November 27, 2004 and November 29, 2003, 18% and 8%, respectively, of the accounts receivable outstanding were due from factors. During fiscal 2004, one customer accounted for approximately 13% of net sales. The receivable from this customer represents approximately 26% of consolidated accounts receivable at November 27, 2004. No single customer accounted for sales greater than 10% of consolidated accounts receivable for the fiscal years 2003 and 2002. No single customer had a net balance due greater than 10% of consolidated accounts receivable at November 29, 2003. Our export sales are not material. The Company's accounts receivable are customer obligations due under normal trade terms and up until November 26, 2004, carried at their face value less an allowance for doubtful accounts.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR
DOUBTFUL ACCOUNTS

     The Company's accounts receivable are customer obligations due under normal trade terms and up until November 26, 2004, carried at their face value less an allowance for doubtful accounts.

     Up until November 26, 2004 the Company evaluated its accounts receivable on an ongoing basis and established an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. The Company included any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes the allowance for doubtful accounts as of November 26, 2004 is adequate, however, actual write-offs might exceed the recorded allowance. As of November 27, 2004, accounts receivable are valued at net orderly liquidation value determined by an outside independent APPRAISER.

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

INVESTMENTS

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in such securities are to be classified as held-to-maturity, trading, or available-for-sale up until November 26, 2004. The Company classified all of its investments as available-for-sale. The investments are recorded at their fair value and the unrealized gain or loss, net of income taxes, was recorded in stockholders' equity.

     Gains and losses was on sales of investment securities prior to November 27, 2004, are computed using the specific identification method.

INVENTORIES

     Up until November 26, 2004, inventories were valued at the lower of cost or market. For a portion of the inventories, cost was determined by the last-in, first-out (LIFO) method with the balance being determined by the first-in, first-out (FIFO) method. Inventories accounted for under the LIFO method are goods for the Apparel segment. Inventories accounted for under the FIFO method are goods manufactured for the Home Furnishing and Accessories and the Other segments. Both methods are not used for similar types of goods. The Company reviewed inventory values on a quarterly basis for items requiring markdowns to lower of cost or market value or due to obsolescence. As of November 27, 2004, inventories are valued at net orderly liquidation value determined by an independent appraiser.

COST OF GOODS SOLD

     Cost of goods sold includes labor, purchases, inbound freight charges, receiving costs, warehouse costs and the change in inventory during the period. Excess fixed production costs are not inventoried and are expensed in the period incurred.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses primarily include costs relating to administrative and salespersons salaries and benefits, bad debt expense, professional and consulting fees, insurance expense and rent for the New York office. In addition, these expenses include compensation expense and an offset to investment income to reflect changes in the fair value of the trading securities held by the nonqualified defined contribution plan, in accordance with EITF 97-14.


REVENUE RECOGNITION

     The Company recognizes its revenues upon shipment of related goods. Shipping terms are FOB shipping point pursuant to the Company's sales agreements. Risk of loss transfers to the Company's customers at the time the goods are transferred to a common carrier, per the Company's sales agreements. The acceptance of goods by the customer is not subject to inspection. Allowances for estimated returns are provided when sales are recorded.


SHIPPING AND
HANDLING COSTS

     Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as the cost of goods sold. The majority of the shipping costs are paid directly by the Company's customers to independent trucking companies.

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

PROPERTY, PLANT AND
EQUIPMENT

     Up until November 26, 2004, property, plant and equipment was stated at cost. Depreciation was computed using principally the straight-line method. The range of estimated useful lives was 15 to 33 years for buildings and building improvements, 4 to 10 years for machinery and equipment, 10 years for leasehold improvements and 5 years for trucks and automobiles. Depreciation ceases upon any items classification as held for sale. As of November 27, 2004, property, plant and equipment are valued at net orderly liquidation value determined by an outside independent appraiser.

                                                       FAB INDUSTRIES, INC.
                                                           AND SUBSIDIARIES


                                             SUMMARY OF ACCOUNTING POLICIES

================================================================================


LONG-LIVED ASSETS

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During fiscal 2004 and fiscal 2003, the Company reviewed assets held for sale and determined an additional impairment charge of $615,000 and $685,000, respectively, was required. See Note 12 of the notes to the financial statements. As of November 27, 2004, the Company changed to liquidation basis of accounting.

RESEARCH AND
DEVELOPMENT COSTS

     Research and development costs are charged to expenses in the year incurred and amounted to $775,000, $850,000, and $1,690,000 in fiscal 2004, 2003 and
     2002, respectively.

ACCOUNTING FOR
STOCK-BASED COMPENSATION

     The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its various stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS 123. In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123. See Note 6 for disclosure of assumptions utilized in the calculation of fair value. The Company's stock option plans were terminated subsequent to the fiscal year ended November 30, 2002.

                                                              2004          2003         2002
                                                           (In thousands, except per share data)
Net Income (loss) as reported                                 $(72)      $(1,370)      $1,970
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards,
net of related tax effects                                      --            --         (130)
                                                            ----------------------------------
Pro forma net income (loss)                                   $(72)      $(1,370)      $1,840
Basic and diluted net income (loss) per share-As reported   $(0.01)       $(0.26)       $0.38

Pro forma                                                   $(0.01)       $(0.26)       $0.35
==============================================================================================

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

EARNINGS (LOSS)
PER SHARE

     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the fiscal year. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the fiscal year. There were no dilutive potential common shares outstanding in fiscal 2004 and 2003. For fiscal 2002, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 13 of notes to the financial statements.

RECLASSIFICATIONS

     Certain prior fiscal years' accounts have been reclassified for comparative purposes.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at November 27, 2004 and November 29, 2003 consisted of the following (in thousands):

                                                        2004               2003
     ---------------------------------------------------------------------------
     Cash                                               $369               $549
     Taxable and tax-free short-term
       debt instruments

                                                         270              2,848
     ---------------------------------------------------------------------------
                                                        $639             $3,397
     ===========================================================================


2.   INVESTMENT SECURITIES

     Investment securities available-for-sale at November 27, 2004 and November 29, 2003 consisted of the following (in thousands):


                                             GROSS         GROSS
                                           UNREALIZED    UNREALIZED
                                 COST     HOLDING GAIN  HOLDING LOSS  FAIR VALUE
     ---------------------------------------------------------------------------
     2004:
        Equities             $     6,516  $        222    $     (87)  $    6,651
        U.S. Treasury
           obligations            11,132           --           (20)      11,112
        Corporate bonds            1,591           --          (252)       1,339
        Money market                 153           --            --          153
    ----------------------------------------------------------------------------
                             $    19,392  $       222     $    (359)  $   19,255
     ===========================================================================
     2003:
        Equities             $       750  $        17     $      --   $      767
        U.S. Treasury
           obligations            27,519          418            --       27,937
        Corporate bonds              253           --          (250)           3
        Money market                 297           --            --          297
     ---------------------------------------------------------------------------
                             $    28,819  $       435     $    (250)  $   29,004
     ===========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The carrying values and approximate fair values of investments in debt securities available-for-sale, at November 27, 2004 and November 29, 2003.

                         NOVEMBER 27, 2004                NOVEMBER 29, 2003
                      -----------------------     ---------------------------
                        Cost       Fair value           Cost       Fair value
                       $12,723       $12,451           $27,772       $27,940
     ========================================================================

Gross and net realized gains and losses on sales of investment securities were:

                                          2004            2003           2002
     -------------------------------------------------------------------------
     Gross realized gains              $ 1,705         $ 3,980        $ 6,653
     Gross realized losses                (946)         (2,714)        (4,474)
     -------------------------------------------------------------------------
     Net realized gain                   $ 759         $ 1,266        $ 2,179
     =========================================================================


Other comprehensive income (loss) for fiscal 2004, 2003, and 2002 included the following (in thousands):


                                            2004           2003           2002
     ---------------------------------------------------------------------------
     Unrealized holding gains
     arising during the year, net of
     tax
                                           $ 262          $ 537         $1,307


     Reclassification adjustment,
     net of tax                             (455)          (760)        (1,307)
     ---------------------------------------------------------------------------


     Other comprehensive loss, net
     of tax                                $(193)         $(223)            --
     ===========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     During Fiscal 2004, the Company invested a portion of their securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S&P 100 index put options and sold short-term S&P 100 call options. Although the Company uses these instruments to hedge against fluctuations in the market value of the securities, the Company does not maintain adequate documentation for its hedging activities, and therefore does not use hedge accounting. All gains and losses from the use of these instruments are included in the income statement in the period that they occur. At November 27, 2004, the Company had a majority invested in equities. At November 29, 2003 the Company had no such investments. The Company will continue to invest in such equities in the future.

     Realized losses on purchased short-term S&P 100 index put options and sold short-term S&P 100 call options during fiscal 2004, 2003, and 2002 were approximately $(64,000), $(874,000), and $(1,463,000), respectively.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3.    INVENTORIES

     Inventories at November 27, 2004 and November 29, 2003 consisted of the following (in thousands, except for percentages):

                                                   NET ORDERLY
                                              LIQUIDATION VALUE           COST
     ---------------------------------------------------------------------------
                                                           2004           2003
     ---------------------------------------------------------------------------
     Raw materials                                       $  623       $  1,446
     Work-in-process                                        233          1,867
     Finished goods                                       1,486          2,218
     ---------------------------------------------------------------------------
                                                       $  2,342       $  5,531

     Less: Estimated costs to liquidate                     825

     --------------------------------------------------------------------------
     Net orderly liquidation value                    $   1,517
     ===========================================================================

     Approximate percentage of
       inventories valued under LIFO
       method                                                              61%
     ===========================================================================
     Excess of FIFO valuation over LIFO
       valuation                                                      $  1,007
     ===========================================================================

     The net orderly liquidation value has been determined by an outside independent appraiser.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at November 27, 2004 and November 29, 2003 consisted of the following (in thousands):

                                                 NET ORDERLY
                                             LIQUIDATION VALUE            COST
     ---------------------------------------------------------------------------
                                                        2004              2003
     ---------------------------------------------------------------------------
        Land and improvements                    $       390       $       390
        Buildings and improvements                     2,205             7,323
        Machinery and equipment                        3,637            22,255
        Trucks and automobiles                            --               679
        Office equipment                                  --               287
        Leasehold improvements                            --               548
        Assets held for sale (Note 12)                    --             2,013
     ---------------------------------------------------------------------------
                                                       6,232            33,495
     Less:  Accumulated depreciation and
               amortization                               --            24,303
     ---------------------------------------------------------------------------
                                                       6,232          $  9,192
     Less: Estimated costs to liquidate                  150                --
                                                         ---
                                                     $ 6,082
     ===========================================================================

     The net orderly liquidation value has been determined by an outside independent appraiser.


5.   OBLIGATIONS UNDER CAPITAL LEASES

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


6.   STOCK COMPENSATION PLANS

     STOCK OPTION PLAN

     In May 2001 and May 1997, the Board of Directors adopted and the shareholders approved two new stock option plans providing for the grant of up to 200,000 shares and 175,000 shares of common stock, respectively, at any time over the next ten years from the date such plans were adopted. These stock option plans have been terminated subsequent to the fiscal year ended November 30, 2002.

     Pursuant to resolutions adopted by the Company's Board of Directors and documentation sent to and returned to the Company by option holders, effective immediately following stockholder approval of the Plan, on May 30, 2002, all outstanding options under the Company's 1997 Stock Incentive Plan became vested, and all options as to which optionees (including employees and directors) had returned to the Company the appropriate forms (representing options held by all but one optionee, who exercised via payment to the Company) were exercised through the issuance of loans from the Company to the optionees, with stock of the optionees held as collateral by the Company until the loans have been satisfied. The amount loaned to the employees and directors to exercise their options was approximately $1,495,000, which was repaid as of June 13, 2003. These options were subject to variable accounting at each reporting period, until the related loans were repaid. In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors with outstanding loans from the Company to offset the related payment of the loans due from such employees and directors, which were due as of May 31, 2003 with a one month grace period. The Company purchased the number of shares necessary for the employees and directors to pay off all outstanding loans, including interest. In fiscal 2003 and 2002 no compensation costs was recorded related to variable accounting since the market price of the Company's stock did not change significantly from the date the options were exercised to the date the loans were repaid in fiscal 2003 and 2002. Based on the acceleration of certain stock options, the Company recorded a charge of approximately $418,000 to compensation expense and an increase to additional paid-in capital in fiscal 2002. As of November 27, 2004 there were no outstanding options under either of the 2001 stock option plan or the 1997 stock option plan.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     There were no options granted in fiscal 2004, 2003 and 2002.

     Data regarding the Company's stock option plan follows:


                                                      SHARES    WEIGHTED AVERAGE
                                                                 EXERCISE PRICE
                                                                    PER SHARE
     ---------------------------------------------------------------------------
     Shares under option, December 1, 2001           143,200       $  12.53
     Options granted                                      --             --
     Options exercised                              (133,000)         12.51
     Options canceled                                (10,200)         12.70
    ----------------------------------------------------------------------------
     Shares under option, November 30, 2002               --             --
    ----------------------------------------------------------------------------
     Shares under option, November 29, 2003               --             --
    ----------------------------------------------------------------------------
     Shares under option, November 27, 2004
    ----------------------------------------------------------------------------

     ===========================================================================

    ----------------------------------------------------------------------------
     Options exercisable at:
        November 30, 2002                                 --             --
        November 29, 2003                                 --             --
        November 27, 2004                                 --             --
     ===========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.   BENEFIT PLANS

     PROFIT SHARING PLANS

     A qualified plan, which covers the majority of salaried employees, provides for discretionary contributions up to a maximum of 15% of eligible salaries. The distribution of the contribution to the Plan's participants is based upon their annual base compensation. Contributions for fiscal 2004, 2003 and 2002 were $104,000, $118,000 and $144,000, respectively.

     The Company also has a nonqualified defined contribution retirement plan for key employees who are ineligible for the salaried employees' qualified profit sharing plan. Contributions for fiscal 2004, 2003 and 2002 were $39,000, $41,000 and $41,000, respectively. Benefits payable under this plan amounting to $1,901,000 and $1,925,000 at November 27, 2004 and November 29, 2003, respectively, are included in other noncurrent liabilities. These liabilities are fully funded by plan assets of equal amounts, which are included in other assets.


     In fiscal 2004, the Company recorded compensation expense and an offset to investment income totaling $155,000 to reflect changes in the fair value of the trading securities held by the nonqualified defined contribution retirement plan, in accordance with EITF 97-14.


     PENSION PLAN

     The Company maintains a non-contributory defined benefit pension plan (Fab Industries, Inc. Hourly Employees' Retirement Plan) which covers substantially all hourly employees. The Plan provides benefits based on the participants' years of service.

     An estimate of the liability associated with terminating the plan for underfunding of the hourly plan would be approximately $2.0 million. This will be assessed by the Pension Benefit Guarantee Corporation. This has been included in the estimated costs of liquidation. The Company plans to terminate the non-contributory defined benefit pension plan and distribute the lump sum payment to its participant on transfer of the Company's assets to the liquidating trust.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     The following table provide a reconciliation of the changes in the Plan's benefit obligations and fair value of assets and a statement of the funded status of the Plan for fiscal 2003:


                                                                 2003
                                                        ------------------
     RECONCILIATION OF THE BENEFIT OBLIGATION
     Obligation at beginning of year                       $3,312,000
     Service cost                                             163,000
     Interest cost                                            218,000
     Actuarial loss                                           355,000
     Benefit payments                                        (785,000)
                                                        ------------------
     Obligation at end of year                             $3,263,000
                                                        ==================

                                                                 2003
                                                        ------------------
     RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
     Fair value of plan assets at beginning of year
                                                           $2,477,000
     Actual return on plan assets (net of expenses)
                                                              137,000
     Employer contribution                                         --
     Benefit payments                                        (785,000)
                                                        ------------------
     Fair value of plan assets at end of year              $1,829,000
                                                        ==================

                                                                 2003
                                                        ------------------
     FUNDED STATUS
     Funded status                                        $(1,434,000)
     Unrecognized prior service cost                          256,000
     Unrecognized actuarial loss                              464,000
                                                        ------------------
     Net amount recognized                                  $(714,000)
                                                        ==================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     The following table provides the amounts recognized in the consolidated balance sheets as of November 29, 2003:


                                                                         2003
                                                                  --------------
              Accrued benefit liability (included in other        $(1,434,000)
                noncurrent liabilities)
              Intangible pension asset (included in other assets)     256,000
              Accumulated other comprehensive loss (Net of tax
                effect below)                                         297,000
              Deferred tax asset                                      167,000
                                                                  --------------
              Net amount recognized                               $  (714,000)
                                                                  ==============


     The following table provides the components of the net periodic (benefit) cost for the Plan for fiscal 2004 and 2003:

                                                                        2004         2003
                                                                 -------------------------
              Service cost                                       $   159,000  $   163,000
              Interest cost on projected benefit obligation          215,000      218,000
              Expected return on plan assets                        (144,000)    (191,000)
              Amortization of prior service cost                      37,000       37,000
              Amortization of net gain                                31,000           --
              Recognized loss due to curtailment and settlement
                                                                      83,000      109,000
                                                                 =========================
              Net periodic pension cost                          $   381,000  $   336,000
                                                                 =========================


     Prior service costs are being amortized over the average remaining service period as of the date of each amendment for active members expected to receive benefits. Accumulated gains/losses in excess of 10% of the greater of Projected Benefit Obligation and the Fair Value of Assets are amortized over the average future work life of participants expected to receive benefits.

     The weighted average assumptions used in the measurement of the Company's benefit obligations for fiscal 2004 and 2003 are shown in the following table:

                                                               2004       2003

                                                            --------------------

               Discount rate                                   6.00%      6.25%
               Expected return on plan assets                  8.00%      8.00%

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company had an Employee Stock Ownership Plan ("ESOP"), which covered all full-time employees who have completed one year of service. In 1991, the ESOP purchased 340,000 shares of common stock from the Chairman of the Board of Directors and President of the Company for $34.875 per share, which represented 5.5% of the Company's then outstanding common stock. The ESOP was funded by the Company, pursuant to a loan pledge agreement for $11,857,000. The loan was payable by the ESOP to the Company from contributions to be made in fifteen equal annual principal installments plus interest at the prime rate. Employee rights to the common shares vest over a seven-year period and are payable at retirement, death, disability or termination of employment.

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

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8. Income Taxes

     Provisions (benefits) for Federal, state and local income taxes for fiscal 2004, 2003 and 2002 consisted of the following components (in thousands):

                                            2004         2003         2002
     ------------------------------------------------------------------------
     Current:
     Federal                            $    379      $   313      $   479
     State and local                         120          150          100
     ------------------------------------------------------------------------
                                             499          463          579
     Deferred:
     Federal and state                      (534)        (638)         461
     ------------------------------------------------------------------------
                                        $    (35)     $  (175)      $1,040
     ========================================================================

     The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34.0% for fiscal 2004, 2003 and 2002 to income (loss) before income taxes due to the following:

                                            2004         2003         2002
                                             (Tax effect in thousands)
     ------------------------------------------------------------------------
     Federal tax expense (benefit)
     at statutory rate                 $     (36)   $    (525)    $    513
     State and local income taxes,
     net of Federal benefit                   79           99           66
     Tax-free interest income and
     dividends received deduction            (50)         (59)        (119)
     Other                                   (28)         310          580
     ------------------------------------------------------------------------
     Income tax expense (benefit)      $     (35)   $    (175)    $  1,040
     ========================================================================

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     The net deferred tax liability (asset) at November 27, 2004 and November 29, 2003 consisted of the following (in thousands):


     ---------------------------------------------------------------------------
                                                                  2003
     ---------------------------------------------------------------------------
     Long-term portion:
         Deferred tax liability (asset) for:
             Depreciation                                  $     1,577

             Employee Benefit Plans                             (1,360)
             Pension obligation                                   (167)
             Other                                                   2
     ---------------------------------------------------------------------------
                   Net long-term liability (asset)                  52
     ---------------------------------------------------------------------------
     Current portion:
         Deferred tax liability (asset) for:
             Allowance for doubtful accounts                      (337)
             Net unrealized gain
                on investment securities                            74
             Other                                                (243)
     ---------------------------------------------------------------------------
                   Net current liability (asset)                  (506)
     ---------------------------------------------------------------------------
     Net deferred tax asset                                   $   (454)
     ===========================================================================

                                                                  2004
     ---------------------------------------------------------------------------
     DEFERRED TAX ASSET
          Accounts Receivable                                   $ (713)
          Inventory                                             (1,203)
          Other                                                   (111)
                                       Total                    (2,027)
          Valuation Allowance                                      172
     ---------------------------------------------------------------------------
              Net Asset after Valuation Allowance             $ (1,855)
     ---------------------------------------------------------------------------

     DEFERRED TAX LIABILITY
          Fixed Assets                                         $   739
           Prepaid Insurance                                       164
                                       Total                       903
     ---------------------------------------------------------------------------
             Net Deferred Tax Asset (1)                       $   (952)
     ---------------------------------------------------------------------------

     (1) Included in other assets in the statement of net assets in liquidation and represents expected recoveries in liquidation.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.   COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENT

     On July 25, 2003, the Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board. Accordingly, the Company recorded a charge of $856,000, which was included in other expense for fiscal 2003.

     Such amendment to the employment agreement also provides that Mr. Bitensky relinquishes his right under the terms of the original agreement to require the Company to purchase upon his death shares of common stock from his estate equal to the lessor of $7 million or 10% of the book value of the Company at the end of the year immediately following his death, plus $3 million in proceeds from insurance on his life for which the Company was beneficiary. In consideration of Mr. Bitensky's relinquishing the right to have the Company repurchase approximately $10 million of shares of common stock from his estate, the Company agreed to transfer to Mr. Bitensky ownership of the three life insurance policies on Mr. Bitensky's life owned by the Company. The Company transferred these policies having an aggregate cash surrender value at November 29, 2003 of approximately $803,000. Accordingly, the Company recorded a charge of $803,000, which was included in other expenses and reclassified the $7 million in redeemable common stock to retained earnings in fiscal 2003. The redeemable shares were included in the basic and diluted weighted average number of shares outstanding for the fiscal years ending November 29, 2003 and November 30, 2002.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     LEASES

     The Company leases its New York City offices and showrooms until 2005, at average minimum annual rentals of $91,000 plus escalation and other costs.

     Rental expense for operating leases in fiscal 2004, 2003 and 2002 aggregated $251,000, $297,000 and $495,000, respectively.

     Future minimum annual payments over the remaining noncancellable term of the Company's New York City operating lease are as follows:

     FISCAL YEAR ENDING (IN THOUSANDS)
     =====================================================================
     2005                                               $  91
     ---------------------------------------------------------------------

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

     On each of November 21 and November 26, 2003 class action lawsuits were initiated against the Company in Delaware Chancery Court asserting the same allegations as those described above.

     The Company believes that each of the claims described above is without merit. Further, certain of the claims described above have been rendered moot by the withdrawal of preliminary offer by the management-led buyout to acquire the Company.

     By petition dated September 9, 2004, plaintiff requested that all of its claims be dismissed because they have been rendered moot by the withdrawal of the management buy-out and there is no current plan to effectuate a sale of the Company's assets. Plaintiff also petitioned the Court for an award of reasonable attorney's fees in the amount of $300,000 and attorney's expenses of $13,794.05 (the "Fee Petition") because plaintiff's claim conferred a benefit on the Company's public stockholders by preventing the consummation of the proposed management buy-out and preserving the value of the public stockholders' investment in the Company's stock. The Company opposed the petition.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


     On December 29, 2004 the Court of Chancery of the State of Delaware denied the Fee Petition. The Court concluded that the Fee Petition should be denied as plaintiff's claims either were not meritorious when filed or, to the extent that they were, they are not yet moot.

     Following that decision, plaintiff moved for summary judgment on its claims relating to the Company's alleged failure to timely file a certificate of dissolution and seeking a declaration that the plan of dissolution (the "Plan") is invalid for failure to require a shareholder vote before the sale of all of the Company's assets. The motions were fully briefed and argued before the Court on April 12, 2005. On May 2, 2005, the court issued its opinion holding that the Plan is valid in its entirety and that the Company has not violated Delaware law by not yet filing its certificate of dissolution. The court stated that the Company may negotiate and agree to a sale before the certificate of dissolution is filed, but that the sale cannot be consummated until the certificate of dissolution has become effective. The court concluded that once the dissolution becomes effective, Fab may consummate a sale of its assets without a shareholder vote.

     A number of claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability would be material in relation to the Company's consolidated financial position, or results of operations.

     OTHER

     The Company had a letter of credit with its insurance provider for $400,000 as of November 27, 2004, subsequently reduced to $100,000.


10.  STATEMENT OF CASH FLOWS

     Cash outlays for corporate income taxes and interest for fiscal 2004, 2003 and 2002 were as follows (in thousands):

                                                     CORPORATE INCOME
                                                          TAXES         INTEREST
          ----------------------------------------------------------------------
          November 30, 2003 thru November 26, 2004      $    162          $   --
          Fiscal 2003                                        538              --
          Fiscal 2002                                        156              13
          ======================================================================


     NONCASH INVESTING AND FINANCING ACTIVITIES

     In fiscal 2004, 2003 and 2002, net unrealized holding losses of $(322,000), $(372,000) and $0, respectively, less related income taxes of $(129,000), $(149,000), and $0, on investment securities available-for-sale, were recorded as decreases in stockholders' equity.

     In June 2003, the Company repurchased 22,984 shares of its common stock at $9.48 per share from employees and directors in exchange for its notes receivable from these individuals.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.  INTEREST AND DIVIDEND INCOME

     Interest and dividend income for the past three fiscal years were as follows (in thousands):

                                                       DIVIDEND
                               INTEREST INCOME          INCOME         TOTAL
      --------------------------------------------------------------------------
      November 30, 2003             $529                 $112           $641
      thru November 26, 2004
      Fiscal 2003                  1,089                  190          1,279
      Fiscal 2002                  2,164                  249          2,413
      ==========================================================================

     Fiscal 2004 includes investment income of $155,000 offset by compensation expense to reflect changes in the fair value of the trading securities held by the nonqualified defined contribution plan, in accordance with EITF 97-14.


12.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     From November 30, 2003 thru November 26, 2004 and fiscal 2003, the Company reviewed assets held for sale and determined an additional impairment charge of $615,000 and $685,000, respectively was required based on a comparison of a comparison the assets book value to market prices determined by an independent appraiser.

     The Company continues to utilize the majority of its remaining property, plant, and equipment, however, there can be no assurance that the Company will sell its assets or if it does sell its assets, that it will be able to recover the full value of its assets, particularly its property, plant and equipment. (see summary of accounting policies for the transfer to the liquidating trust)

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share for fiscal 2004, 2003 and 2002 are calculated as follows:

                                          NET INCOME      WEIGHTED
                                              (LOSS)   AVERAGE SHARES   PER SHARE AMOUNT
     -----------------------------------------------------------------------------------
     November 30, 2003 thru
       November 26, 2004:
        Basic loss per share                $(72,000)      5,215,031      $  (.01)
                                                                        ===============
        Effect of assumed exercise of
           employee stock options                 --              --
     -----------------------------------------------------------------------------------
        Diluted loss per share              $(72,000)      5,215,031      $  (.01)
     ===================================================================================
     Fiscal year ended November 29,
       2003:
        Basic loss per share             $(1,370,000)      5,226,902      $(  .26)
                                                                        ===============
        Effect of assumed exercise of
           employee stock options                 --              --
     -----------------------------------------------------------------------------------
        Diluted loss per share           $(1,370,000)      5,226,902      $(  .26)
     ===================================================================================
     Fiscal year ended November 30,
       2002:
        Basic earnings per share          $1,970,000       5,222,812      $   .38
                                                                        ===============
        Effect of assumed exercise of
           employee stock options                 --              --
     -----------------------------------------------------------------------------------
        Diluted earnings per share        $1,970,000       5,222,812      $   .38
     ===================================================================================

     During fiscal 2004 and 2003 there were no options outstanding. During fiscal 2002, all outstanding options were either exercised or canceled.

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

Apparel Fabrics: The Company's basic warp and circular knit fabrics are sold to manufacturers of outerwear, intimate apparel, loungwear, and activewear. These fabrics are sold primarily in piece dyed form, as well as in "PFP" (prepared for print), and heat transfer print configurations.

The Company's wide elastic fabrics are sold to manufacturers of intimate apparel, foundation, swimwear, athleticwear, aerobicwear, sportswear, and healthcare products.

The Company's lace products are sold to manufacturers of intimate apparel, hosiery, ladies sportswear, children's wear, swimwear, accessories, and hobbies and crafts.

Home Fashions and Accessories: The Company utilizes its internally manufactured fabrics and laces to produce flannel and satin sheets, blankets, comforters, and other bedding-related products which are sold to specialty retail stores, catalog and mail order companies and airlines through the Company's subsidiary, Salisbury Manufacturing Corporation.

Other: Included in this segment is (1) Gem Urethane Corporation, (2) the Over-the-Counter Retail operation and (3) sales of industrial and other miscellaneous fabrics.

The Company's subsidiary, Gem Urethane Corporation produces a line of bonded products for manufacturers of environmental, healthcare, industrial and consumer products.

Gem also performs commission laminating for various manufacturers of consumer products. Fire resistant fabrics are sold to manufacturers in the seating, transportation, and military markets through its subsidiary Sandel International Corporation.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


The Company also sells its fabric and laces to "Over-the-Counter" retail customers throught the Company's retail manufacturing operations, which are located at the Company's Salisbury Manufacturing plant.

Specialized, engineered fabrics are sold to manufacturers of industrial, healthcare, medical, and military products.


The accounting policy of the reportable segments are the same as those described in Summary of Accounting Policies. The Company neither allocates to the segments nor bases segment decisions on the following:

         - Interest and dividend income
         - Interest and other expense
         - Net gain on investment securities
         - Income tax expense or benefit

Many of the Company's assets are used by multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

The 52 weeks ended November 30, 2002 includes a litigation settlement in the amount of $750,000, which was included in the Home Fashions and Accessories segment (see Note 16). The 52 weeks ended November 29, 2003 included other expenses of $1,659,000, relating to the amendment to Mr. Bitensky's employment agreement (see Note 9). This amount was allocated between segments with a majority included in the apparel segment. In addition, the asset impairment charge in fiscal 2004 and fiscal 2003 applied to the apparel segment (see Note
12). The 52 weeks ended November 27, 2004 includes a gain on the sale of fixed assets of $1,073,000. Of this, $441,000 belongs to the other segment and the balance applied to the apparel segment. The fixed assets, which were sold in the first quarter of 2004 relating to the other segment, were sold to a customer, which previously owned 50% of the equipment. The proceeds from this sale amounted to $1,100,000. As a result, the customer, at an undeterminable future date will be doing the production on its own. In, addition, the apparel segment includes a $226,000 reserve for environmental costs (see Note16). The apparel segment includes $155,000 compensation expenses and an offset to investment income to reflect changes in the fair value of the trading securities held by the nonqualified defined contribution retirement plan, in accordance with EITF 97-14. As of November 27, 2004, accounts receivable, inventory, and plant and equipment are valued at net orderly liquidation value determined by an outside independent appraiser. In addition, other assets were decreased to liquidation value.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


During fiscal 2004, one customer accounted for approximately 13% of net sales. The receivable from this customer represents approximately 26%. Our export sales are not material.


The following are our segment revenues and income (loss) by reportable segments for the fiscal years 2004, 2003, and 2002.

                                                               HOME FASHIONS,
NOVEMBER 30, 2003 THRU NOVEMBER 26, 2004         APPAREL       AND ACCESSORIES        OTHER         TOTAL
----------------------------------------         -------       ---------------        -----         -----
External sales                                    $37,311       $ 4,478              $7,871       $49,660
Intersegment sales                                  3,088            50                 216         3,354
Operating income/(loss)                            (2,998)          184               1,307        (1,507)
Depreciation expense                                1,296            56                 247         1,599
Segment assets  (1)                                 6,197           385               1,001         7,583
Capital expenditures                                   13             7                  14            34

                                                               HOME FASHIONS,
2003                                             APPAREL       AND ACCESSORIES        OTHER         TOTAL
----                                             -------       ---------------        -----         -----
External sales                                    $39,143       $ 4,227              $7,803       $51,173
Intersegment sales                                  3,579            56                 306         3,941
Operating income/(loss)                            (4,647)         (187)                744        (4,090)
Depreciation expense                                1,475            64                 364         1,903
Segment assets                                     11,682           929               2,370        14,981
Capital expenditures                                   27            38                 202           267

                                                               HOME FASHIONS,
2002                                             APPAREL       AND ACCESSORIES        OTHER         TOTAL
----                                             -------       ---------------        -----         -----
External sales                                    $51,269       $ 4,673              $7,023       $62,965
Intersegment sales                                  3,860            22                 372         4,254
Operating income/(loss)                              (679)       (1,085)                195        (1,569)
Depreciation expense                                1,600            51                 327         1,978
Segment assets                                     16,317         1,005               2,543        19,865
Capital expenditures                                   --            --                 225           225

(1) As of November 27, 2004, accounts receivable, inventory and property, plant and equipment are valued at net orderly liquidation value determined by an outside independent appraiser.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

REVENUES                                        2004              2003             2002
                                                ----              ----             ----
Total external sales for segments            $  49,660         $  51,173        $  62,965
Intersegment sales for segments
                                                 3,354             3,941            4,254
Elimination of intersegment sales               (3,354)           (3,941)          (4,254)
                                            ----------------------------------------------
Total consolidated sales                     $  49,660         $  51,173        $  62,965
                                            ==============================================


PROFIT OR LOSS

Total operating loss for segments            $   (1,507)       $  (4,090)       $  (1,569)
Total other income
                                                  1,400            2,545            4,579
                                            ----------------------------------------------
Income (loss) before taxes on income         $     (107)       $  (1,545)       $   3,010
                                            ==============================================


ASSETS

Total segments assets  (1)                   $    7,583        $  14,981        $  19,865
Assets not allocated to segments
                                                 30,001           42,802           61,052
                                            ----------------------------------------------
Total consolidated assets                    $   37,584        $  57,783        $  80,937
                                            ==============================================


OTHER SIGNIFICANT ITEMS

Depreciation expense                         $    1,599        $   1,903        $   1,978
Not allocated to segments
                                                     19               24              165
                                            ----------------------------------------------
Consolidated total                           $    1,618        $   1,927        $   2,143
                                            ==============================================


Capital expenditures                            $    34         $    267         $    225
Not allocated to segments
                                                     --               --               --
                                            ----------------------------------------------
Consolidated total                              $    34         $    267         $    225
                                            ==============================================

(1) As of November 27, 2004, accounts receivable, inventory and property, plant and equipment are valued at net orderly liquidation value determined by an outside independent appraiser.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly earnings were as follows (in thousands, except for earnings per share):

                               FIRST                             THIRD           FOURTH
                              QUARTER       SECOND QUARTER      QUARTER        QUARTER (1)       TOTAL
     --------------------------------------------------------------------------------------------------
     Fiscal 2004:
       Net sales             $  10,141       $   14,596      $    11,741    $     13,182    $   49,660
       Gross profit                429            2,311              492           1,686         4,918
       Net income (loss)          (292)             767             (508)            (39)          (72)
       Earnings (loss)
        per share:
          Basic              $   (0.06)      $     0.15      $     (0.10)   $      (0.01)   $    (0.01)
          Diluted            $   (0.06)      $     0.15      $     (0.10)   $      (0.01)   $    (0.01)
     ==================================================================================================
     Fiscal 2003:
       Net sales             $  11,587       $   13,646      $    13,357    $     12,583    $   51,173
       Gross profit                741            1,353            1,002           1,159         4,255
       Net income (loss)          (270)             320           (1,252)           (168)       (1,370)
       Earnings (loss)
        per share:
          Basic              $   (0.05)       $    0.06      $     (0.24)   $      (0.03)   $    (0.26)
          Diluted            $   (0.05)       $    0.06      $     (0.24)   $      (0.03)   $    (0.26)
     ==================================================================================================

     (1) For Fiscal 2004, the period of the fourth quarter was from August 29, 2004 to November 26, 2004.

                                                            FAB INDUSTRIES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16.  OTHER EXPENSE

     In fiscal 2004, the Company recorded an expense of $226,000 for environmental costs. The expense represents the costs associated with a lagoon cleaning process as per North Carolina State requirements to eliminate odors in a lagoon, which is located next to one of our plants. The lagoon process has been completed and all associated costs associated with this process have been paid.

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


17.  RESTATEMENT

     The consolidated balance sheet as of November 29, 2003 has been restated to correct an error relating to the fact that the Company had not depreciated certain improvements to it's land, mainly consisting of two parking lots constructed in 1984 and 1989 with a cost totaling approximately $292,000.

     The restatement adjustments have resulted in a reduction of approximately $292,000 in fixed assets and retained earnings, from the amounts previously reported. This adjustment does not effect the statements of operations for any period presented, as the fixed assets would have been depreciated over an estimated useful life of 15 years.

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES
                                    FORM 10-K

                                      INDEX


SCHEDULE:                                                 PAGE


II. Valuation and Qualifying Accounts                      S-2

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
                                   BALANCE AT     CHARGED TO      CHARGED TO
                                    BEGINNING      COSTS AND        OTHER                              BALANCE AT
DESCRIPTION                           OF YEAR       EXPENSES       ACCOUNTS           DEDUCTIONS      END OF YEAR
-------------------------------------------------------------------------------------------------------------------
November 30, 2003 thru
   November 27, 2004:
         Allowance for doubtful
              Accounts                $   900        $   600(i)       $   --          $   (1,500)(ii)    $     --

Fiscal year ended
   November 29, 2003:
         Allowance for doubtful
              Accounts                $ 1,000        $   400(i)       $   --          $     (500)(ii)    $    900

Fiscal year ended
   November 30, 2002:
         Allowance for doubtful
              Accounts                $   600        $   400(i)       $   --          $       --         $  1,000

(i) Current year's provision.

(ii) Accounts receivable written-off, net of recoveries and an adjustment was recorded on November 27, 2004 in the amount of $1,100 to reduce the allowance to
$0, based on the change in the basis of accounting to the liquidation basis on
November 27, 2004.
===================================================================================================================

November 30, 2003 thru
   November 27, 2004:                 $   500        $   400          $   --          $     (900)(iii)   $     --
         Allowance for sales returns

Fiscal year ended
   November 29, 2003:
         Allowance for sales returns  $   700        $    --          $   --          $     (200)        $    500

Fiscal year ended
   November 30, 2002:
         Allowance for sales returns  $   700        $    --          $   --          $       --         $    700

(iii) An adjustment was recorded on November 27, 2004 to reduce the allowance to $0, based on the change in the basis of accounting to the liquidation basis on November 27, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Fab has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                                FAB INDUSTRIES, INC.

                                                By: /s/ Samson Bitensky
                                                    ---------------------
                                                Samson Bitensky
                                                Chairman of the Board and
                                                Chief Executive Officer


                                                Date:    May 4, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                       DATE             CAPACITY IN WHICH SIGNED
---------                       ----             ------------------------


                                May 4, 2005      Chairman of the Board, Chief
/s/ Samson Bitensky                              Executive Officer, and Director
-------------------------                        (Principal Executive Officer)
Samson Bitensky


                                May 4, 2005      Vice President - Finance,
/s/ David A. Miller                              Treasurer, and Chief Financial
-------------------------                        Officer (Principal Financial
David A. Miller                                  and Accounting Officer)


/s/ Martin B. Bernstein         May 4, 2005      Director
-------------------------
Martin B. Bernstein


/s/ Lawrence H. Bober           May 4, 2005      Director
-------------------------
Lawrence H. Bober


/s/ Susan B. Lerner             May 4, 2005      Director
-------------------------
Susan B. Lerner


/s/ Richard Marlin              May 4, 2005      Director
-------------------------
Richard Marlin


/s/ Steven E. Myers             May 4, 2005      Director, President and Chief
-------------------------                        Operating Officer
Steven E. Myers