Form 10-Q
period 2005-02-26
FAB INDUSTRIES INC
filed 2005-05-24
CIK 34136

FORM 10-Q QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                FEBRUARY 26, 2005
                               -------------------------------------------------

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

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes   [_]      No [X]

As of May 11, 2005, 5,215,031 shares of the registrant's common stock, $0.20 par value, were outstanding.

                      FAB INDUSTRIES INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             PAGE

          Item 1.  Financial Statements

          Statement of Net Assets in Liquidation at
          February 26, 2005 (unaudited) and November 27, 2004                2

          Statement of changes in Net Assets in Liquidation
          for the 13 Weeks ended February 26, 2005 (unaudited)               3

          Condensed Consolidated Statements of Operations
          13 Weeks ended February 28, 2004 (unaudited)                       4

          Condensed Consolidated Statements of Cash Flows
          13 Weeks ended February 28, 2004  (unaudited)                      5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                             6

          Item 2.  Management Discussion and Analysis of
                   Financial Condition And Results of Operations            17

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                        21

          Item 4.  Controls and Procedures                                  21

          Item 6.  Exhibits                                                 22


SIGNATURES
                                                                            23


                                       (1)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                         (UNAUDITED)
                                                                      FEBRUARY 26, 2005   NOVEMBER 27, 2004
                                                                      -----------------   -----------------
ASSETS
   Cash and cash equivalents                                             $   530,000          $   639,000
   Investment securities available-for-sale                               19,400,000           19,255,000
   Accounts receivable                                                     6,324,000            7,057,000
   Inventories                                                             1,717,000            1,517,000
   Other assets                                                            3,111,000            3,034,000
   Property, plant and equipment                                           6,082,000            6,082,000
---------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                 37,164,000           37,584,000
---------------------------------------------------------------------------------------------------------
LIABILITIES:
   Accounts payable                                                        3,487,000            3,570,000
   Corporate income and other taxes                                          566,000              819,000
   Accrued payroll and related expenses                                      639,000              983,000
   Other liabilities                                                       3,719,000            3,636,000
   Estimated cost of liquidation                                          11,648,000           11,589,000
---------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                 20,059,000           20,597,000
---------------------------------------------------------------------------------------------------------
Net assets in liquidation                                                $17,105,000          $16,987,000
=========================================================================================================


            See notes to condensed consolidated financial statements


                                       (2)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES


                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION



PERIOD FROM NOVEMBER 27, 2004 THRU FEBRUARY 26, 2005 (UNAUDITED)



   Net assets in liquidation at November 27, 2004                   $16,987,000
                                                                    ===========
     Changes in net assets in liquidation:

        Interest and dividend income                     182,000
        Net loss on investment securities                (56,000)
        Net other operating income                        51,000
        Increase in estimated costs of liquidation       (59,000)
                                                       ---------
                                                                        118,000
                                                                    -----------

   Net assets in liquidation at February 26, 2005                   $17,105,000
                                                                    ===========


            See notes to condensed consolidated financial statements.


                                       (3)

                      FAB INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE 13 WKS ENDED
                                                          --------------------
                                                            February 28, 2004
                                                          --------------------
                                                                (unaudited)

Net sales                                                      $ 10,141,000
Cost of goods sold                                                9,712,000
                                                               ------------
Gross profit                                                        429,000

Operating Expenses:
  Selling, general and administrative expenses                    1,676,000
  Other expense (Note 9)                                            250,000
  Gain on sale of fixed assets                                     (685,000)
                                                               ------------
Total operating expenses                                          1,241,000
                                                               ------------
Operating loss                                                     (812,000)
                                                               ------------
Other income:
  Interest and dividend income                                      222,000
  Net gain (loss) on investment securities                          168,000
                                                               ------------
Total other income                                                  390,000
                                                               ------------
Loss before taxes                                                  (422,000)

Income tax benefit                                                 (130,000)
                                                               ------------
Net loss                                                       $   (292,000)
                                                               ============

Loss per share: (Note 4)

      Basic                                                    $      (0.06)

      Diluted                                                  $      (0.06)

Cash dividends declared per share                              $       3.00


           See notes to condensed consolidated financial statements.


                                       (4)

FAB INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          FOR THE 13 WKS ENDED
                                                          --------------------
                                                            February 28, 2004
                                                          --------------------
                                                               (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (292,000)
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Provision for doubtful accounts                                100,000
     Depreciation and amortization                                407,000
     Deferred income taxes                                        (52,000)
     Net loss on investment securities                           (168,000)
     Gain on disposition of fixed assets                         (685,000)
     Decrease (increase) in:
     Accounts receivable                                        1,765,000
     Inventories                                                   50,000
     Other current assets                                          64,000
     Other assets                                                 (68,000)
     (Decrease) increase in:
     Accounts payable                                             459,000
     Accruals and other liabilities                              (151,000)
                                                              -----------
     Net cash provided by
     operating activities                                       1,429,000
                                                              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                    (22,000)
    Proceeds from dispositions of property and equipment        1,364,000
    Acquisition of investment securities                       (2,157,000)
                                                              -----------
    Net cash used in
    investing activities                                         (815,000)
                                                              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase in cash and cash equivalents                         614,000

    Cash and cash equivalents, beginning of period              3,397,000
                                                              -----------
    Cash and cash equivalents, end of period                  $ 4,011,000



    See notes to condensed consolidated financial statements.

                                       (5)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of presentation: (unaudited)

These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 27, 2004. These financial statements supercede and replace the financial information for the 13 weeks ended, and as of, February 26, 2005 contained in the Company's press release dated May 11, 2005, which was furnished as an exhibit to its Current Report on Form 8-K dated May 11, 2005. That preliminary financial information had not been reviewed by the Company's auditors prior to the release thereof, as noted by the Company in its press release. These financial statements have been prepared following the review by the Company's auditors and contain adjustments to the preliminary information contained in the press release. In the opinion of management, all adjustments (consisting solely of adjustments to the estimated value of assets and costs of liquidation and other recurring estimates) necessary for a fair statement of the results of the liquidation of the Company for the interim period have been recorded.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for contingencies and estimated costs of liquidation, which represents the estimate of the costs to be incurred during liquidation. Actual results could differ from those estimates.

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

The Company announced on March 9, 2005 that it had received a preliminary non-binding indication of interest from SSJJJ Manufacturing Co., Inc., an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ"), to acquire the business, as a going concern, at a price of $2.80 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, is currently evaluating SSJJJ's preliminary non-binding indication of interest. Additionally, the Company recently has been contacted by other persons who have expressed an interest in considering making an offer to acquire all or a portion of the Company's assets. The Special Committee will evaluate any offers that may be submitted on or before May 26, 2005 by any such persons. There can be no assurance that any such offers will be received or if received that they will be satisfactory to the Special Committee or result in a sale transaction.


                                       (6)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Since May 30, 2005 is not a business day, the transfer to the liquidating trust will take place on May 27, 2005 and Fab's stock transfer books will close and its common stock will be delisted from trading on AMEX on the close of business on May 27, 2005.

There can be no assurance that the Company will be able to sell its business as a going concern or that the sale of its business and assets will generate proceeds to the stockholders in an amount equal to or greater than the market price of its stock or the liquidation value of its assets.

Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, the Company changed its basis of accounting to the liquidation basis as of November 27, 2004.

The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Company may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets at the time of sale.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts, which approximates the $17,105,000 net orderly liquidation value. Included in the liabilities, the Company accrued $11,648,000 in costs of liquidation representing the estimate of the costs to be incurred during liquidation, however, actual costs could vary from those estimates.


                                       (7)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities, including estimated costs of liquidation, consist of the following:

                                                          (UNAUDITED)
                                                    FEBRUARY 26, 2005      NOVEMBER 27, 2004
                                                    -----------------      -----------------
Accounts payable and accrued liabilities                  $ 8,411,000            $ 9,008,000

  ESTIMATED COSTS OF LIQUIDATION:
  Compensation and benefits                                 6,191,000              6,191,000
  Defined benefit pension plan                              2,092,000              2,033,000
  Legal audit and tax services                              1,250,000              1,250,000
  Insurance                                                   450,000                450,000
  Other costs, including leases, property taxes,
  utilities, maintenance, repairs, stationery
  supplies, postage, and security                           1,665,000              1,665,000
                                                           11,648,000             11,589,000

Total liabilities                                         $20,059,000            $20,597,000

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


                                       (8)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.   Cash and cash equivalents consist of the following (in thousands):

                                       (Unaudited)
                                   February 26, 2005         November 27, 2004
                                   -----------------         -----------------

Cash and cash equivalents              $    530                  $   639


3.   Investment Securities:

At February 26, 2005 and November 27, 2004, investment securities available-for-sale consisted of the following (in thousands):

                                                                       Fair
February 26, 2005 (unaudited)                     Cost                 Value
-----------------------------------              -------              -------
Equities                                         $ 6,626              $ 6,771
U.S. Treasury obligations                          7,674                7,658
Corporate bonds                                      250                    0
Money market                                       4,971                4,971
                                                 -------              -------
                                                 $19,521              $19,400


                                                                       Fair
November 28, 2004                                 Cost                 Value
-----------------------------------              -------              -------
Equities                                         $ 6,516              $ 6,651
U.S. Treasury obligations                         11,132               11,112
Corporate bonds                                    1,591                1,339
Money Market                                         153                  153
                                                 -------              -------
                                                 $19,392              $19,255


                                       (9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended February 26, 2005, the Company invested a portion of it's investment securities in equity consisting of a portfolio of Standard and Poor's 100 ("S&P 100") common stocks, the fair value of which varies consistently with changes in the S&P 100 index. To hedge against fluctuations in the market value of the portfolio, the Company has purchased short-term S & P 100 index put options and sold short-term S & P 100 index call options. Although the Company uses these instruments to hedge against fluctuations in the market value of the securities, the Company has not elected to use hedge accounting. All gains and losses from the use of these instruments are included in the income statement in the period that they occur. Included in the Company's equity investment securities at February 26, 2005 and November 27, 2004 are short term S & P 100 index put options with a fair value of $56,160 and $74,120, respectively and short term S & P 100 index call options sold, not yet purchased with a fair value of $17,280 and $20,710, respectively.


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

The Company is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Company to limit the amount of credit exposure to any one financial institution. The Company has received confirmation indicating that, with respect to investment securities, each custodian with the exception of one custodian maintains appropriate insurance coverage. During fiscal 2004 and the three months ended February 26, 2005, that custodian had an average balance of approximately $6.3 million, and $6.0 million, respectively, of the Company's cash under investment, which from time to time during such periods was invested entirely in equity securities. At February 26, 2005, that custodian had approximately $6.0 million of the Company's cash under investments, with a majority invested in equities. The Company's investment policy currently permits up to 50% of the Company's portfolio to be held by the custodian. On May 4, 2005, that custodian's account was closed.

4.   Loss Per Share:

Basic and diluted loss per share for the 13 weeks ended February 28, 2004 are calculated as follows:

                                                                           WEIGHTED
                                                           NET              AVERAGE           PER-SHARE
                                                          LOSS              SHARES              AMOUNT
                                                        ---------         ----------          ----------
     For the 13 weeks ended February 28, 2004:          $(292,000)         5,215,031          $(0.06)

                                      (10)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   Litigation:

On November 10, 2003, a class action suit was filed against the Company in Delaware Chancery Court. The complaint asserts claims against the Company and certain of its officers and directors based on the management buy-out proposal at a price allegedly lower than the cash value and book value of the Company's shares and which was an allegedly interested transaction, the amendment to Mr. Bitensky's employment contract, the Company's failure to seek stockholder approval for the management buyout and the Company's failure to file a certificate of dissolution with the Delaware Secretary of State. The complaint alleges such actions constitute violations of defendant's fiduciary duties as well as the provisions of the Delaware General Corporation Law.

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

By petition dated September 9, 2004, plaintiff requested that all of its claims be dismissed because they have been rendered moot by the withdrawal of the management buy-out and there is no current plan to effectuate a sale of the Company's assets. Plaintiff also petitioned the Court for an award of reasonable attorney's fees in the amount of $300,000 and attorney's expenses of $13,794.05 (the "Fee Petition") because plaintiff's claim conferred a benefit on the Company's public stockholders by preventing the consummation of the proposed management buy-out and preserving the value of the public stockholders' investment in the Company stock. The Company opposed the petition.

On December 29, 2004, the Court of Chancery of the State of Delaware denied the Fee Petition. The Court concluded that the Fee Petition should be denied as plaintiff's claims either were not meritorious when filed or, to the extent that they were, they are not yet moot.

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

A number of claims and lawsuits are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability would be material in relation to the Company's consolidated financial position.


                                      (11)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.   Derivative Financial Instruments Held or Issued

The Company is party to equity option contracts as part of its investing activities. Option contracts are contractual agreements that give the purchaser the right, but not the obligation, to purchase or sell a financial instrument at a predetermined exercise price. In return for this right, the purchaser pays a premium to the seller of the option. By selling or writing options, the Company receives a premium and becomes obligated during the term of the option to purchase or sell a financial instrument at a predetermined exercise price if the option is exercised, and assumes the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. At February 26, 2005, included in the Company's equity investment securities are short term S & P 100 index put options with a fair value of $56,160 and short term S & P 100 index call options sold, not yet purchased with a fair value of $17,280.





                                      (12)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.   Segment Information:

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

Gem also performs commission laminating for various manufacturers of consumer products. Fire resistant fabrics are sold to manufacturers in the seating, transportation, and military markets though its subsidiary Sandel International Corporation.

The Company also sells its fabric and laces to "Over-the-Counter" retail customers throught the Company's retail manufacturing operations, which are located at the Company's Salisbury Manufacturing plant.

Specialized, engineered fabrics are sold to manufacturers of industrial, healthcare, medical, and military products.


                                      (13)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The 13 weeks ended February 28, 2004, includes gain on the sale of fixed assets of $685,000. Of this, $441,000 in the 13 weeks ended February 28, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. In addition, Apparel Segment includes $250,000 reserve for environmental costs. As of February 26, 2005, accounts receivable, inventory and plant and equipment are valued at net orderly liquidation value. In addition, other assets were decreased to liquidation value.

                                         (in thousands)

                                                        Home Fashions
FIRST QUARTER ENDED 02/26/05                          and Accessories
                                                      ---------------
(UNAUDITED)                            APPAREL                                 OTHER         TOTAL
Segment assets  (1)                     $6,372              $398               $1,029        $7,799


                                         (in thousands)

                                                        Home Fashions
FIRST QUARTER ENDED 02/28/04                          and Accessories
                                                      ---------------
(UNAUDITED)                            APPAREL                                 OTHER         TOTAL
External sales                          $6,990            $1,233               $1,918       $10,141
Intersegment sales                       1,049                15                   42         1,106
Operating income/(loss)                 (1,383)              (77)                 648          (812)
Segment assets                          11,080             1,141                1,651        13,872

PROFIT OR LOSS (UNAUDITED)                                         2004
Total operating loss for segments                               $ (812)
Total other income                                                 390
                                                                -------
Loss before income tax expense or benefit                         (422)
                                                                ======

(1) As of February 26, 2005, accounts receivable, inventory and plant and equipment are valued at net orderly liquidation value. In addition, other assets were decreased to liquidation value.


                                      (14)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.   Commitments and Contingencies

Employment Agreement:

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

Other:

The Company has a letter of credit with its insurance provider for $100,000.

9. Other Expense:

The Company recorded an accrual of $250,000 for environmental costs in the quarter ending February 28, 2004. The accrual represents the estimated costs associated with a lagoon cleaning process as per North Carolina State requirements to eliminate odors in a lagoon, which is located next to one of our plants. The lagoon process has been completed and all associated costs associated with this process have been paid.

10. Benefit Plans:

During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements no. 87, 88 and 106 and a Revision of FASB Statement No. 132".


                                      (15)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This statement revises employers' disclosures about pension plans and other post retirement benefit plans. The following table summarizes the components of net periodic benefit cost for the Company. (In thousands):

                                                                         Three months ended
                                                           ------------------------------------
                                                              Feb. 26, 2005     Feb. 28, 2004
                                                           ----------------- ------------------
              Service  Service Cost                              $    36           $    40
              Interest cost                                           44                54
              Expected return on assets                              (35)              (36)
              Net loss recognized                                      5                 8
              Amortization of prior service cost                       9                 9
                                                           ----------------- ------------------
              Net periodic benefit cost                              $59               $75
                                                           ----------------- ------------------

The Company contributed $ 50,000 during the period, December 1, 2004 through February 26, 2005. In addition, the Company contributed $270,000 on March 15, 2005.


Pension Obligation:

The Company maintains a non-contributory defined benefit pension plan (Fab Industries, Inc. Hourly Employees' Retirement Plan) which covers substantially all hourly employees. The Plan provides benefits based on the participants' years of service.

An estimate of the liability associated with terminating the plan for underfunding of the hourly plan would be approximately $2.1 million. This will be assessed by the Pension Benefit Guarantee Corporation. This has been included in the estimated costs of liquidation. The Company plans to terminate the non-contributory defined benefit pension plan and distribute the lump sum payment to its participants on transfer of the Company's assets to the liquidating trust.


                                      (16)

ITEM  2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998.

In the opinion of management, all adjustments (consisting solely of adjustments to the estimated value of assets and costs of liquidation and other recurring estimates) necessary for a fair statement of the results of the liquidation of the Company for the interim period have been recorded.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for contingencies and estimated costs of liquidation, which represents the estimate of the costs to be incurred during liquidation. Actual results could differ from those estimates.

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


                                      (17)

The Company announced on March 9, 2005 that it had received a preliminary non-binding indication of interest from SSJJJ Manufacturing Co., Inc., an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ"), to acquire the business, as a going concern, at a price of $2.80 per share. A Special Committee of the Company's Board of Directors, comprised solely of independent directors, is currently evaluating SSJJJ's preliminary non-binding indication of interest. Additionally, the Company recently has been contacted by other persons who have expressed an interest in considering making an offer to acquire all or a portion of the Company's assets. The Special Committee will evaluate any offers that may be submitted on or before May 26, 2005 by any such persons. There can be no assurance that any such offers will be received or if received that they will be satisfactory to the Special Committee or result in a sale transaction.

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

There can be no assurance that the Company will be able to sell its business as a going concern, that the Company will be able to liquidate all of its assets prior to May 30, 2005, or that the sale of its business and assets will generate proceeds to the stockholders in an amount equal to or greater than the market price of its stock or the liquidation value of its assets at the time of sale.

Due to the uncertainty as to whether the Company will be sold prior to May 30, 2005, the Company determined that it is more appropriate to present the Company's financial statements on a liquidation basis. Therefore, the Company changed its basis of accounting to the liquidation basis as of November 27, 2004.

The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Company may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets at the time of sale.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts, which approximates the $17,105,000 net orderly liquidation value. Included in the liabilities, the Company accrued $11,648,000 in costs of liquidation representing the estimate of the costs to be incurred during liquidation, however, actual costs could vary from those estimates.


                                      (18)

At February 26, 2005, the following represent the Company's estimated costs and expenses of liquidation:

   ESTIMATED COSTS OF LIQUIDATION:
   Compensation and benefits                                     $6,191,000
   Defined benefit pension plan                                   2,092,000
   Legal audit and tax services                                   1,250,000
   Insurance                                                        450,000
   Other costs, including leases, property taxes,
    utilities, maintenance, repairs, stationery
    supplies, postage, and security                               1,665,000
                                                                $11,648,000

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

As of February 26, 2005, our assets consisted of $19,930,000 of cash and cash equivalents and investment securities available for sale, $6,324,000 for accounts receivable, $1,717,000 for inventories, $3,111,000 for other assets and $6,082,000 for property, plant and equipment. Our liabilities consist of $8,411,000 for accounts payable, accruals and other liabilities and $11,648,00 for estimated cost of liquidation. The net assets in liquidation is $17,105,000. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets.

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


                                      (19)

Off Balance Sheet Arrangements:

The Company does not utilize off Balance Sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 2004.

FORWARD-LOOKING INFORMATION

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. In particular, any statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in our communications and discussions with investors and analysts in the normal course of business including, but not limited to, meetings, phone calls and conference calls, regarding the sale of our assets pursuant to a plan of liquidation and dissolution, as well as expectations with respect to future sales and operating efficiencies prior to a sale of the company, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control and which may cause actual results, performance or achievements to differ materially from anticipated results, performances or achievements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of words "may", "should", "expect", "anticipate", "estimate" "believe" "intend" or "project" or the negative of them or other variations of them or comparable terminology.

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


                                      (20)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to risk of fluctuations in the market value of equity securities. To manage this exposure, the Company uses derivatives to hedge against fluctuations in the market value of equity securities. The Company's policy is to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value are recognized in the income statement in the period in which they occur. Derivatives are not used for trading purposes. At February 26, 2005, included in the Company's equity investment securities are short term S & P 100 index put options with a fair value of $56,160 and short term S & P 100 index call options sold, not yet purchased with a fair value of $17,280. We believe this is our only area of market risk.


ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Our Chief Executive Officer and Chief Financial Officer, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure the material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriated, to allow timely decisions regarding required disclosure.

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



                                      (21)

ITEM 6.  EXHIBITS


31.1 Certification by Samson Bitensky pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification by David A. Miller pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification by Samson Bitensky pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification by David A. Miller pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.







                                      (22)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 24, 2005                   FAB INDUSTRIES, INC.



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