Form 10-Q
period 2005-05-28
FAB INDUSTRIES TRUST
filed 2005-08-12
CIK 34136

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

For the quarterly period ended                MAY 28, 2005
                               -------------------------------------------------

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

                             FAB INDUSTRIES TRUST
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

                             FAB INDUSTRIES, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year;
                         if changed since last report)


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

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes   [_]      No [X]

As of 8/10/2005, there were 5,215,031 Units of the registrant outstanding.

================================================================================

                                EXPLANATORY NOTE.

         As more fully described in this Quarterly Report of Form 10-Q, as of the close of business on May 27, 2005, Fab Industries, Inc. (referred to hereinafter as the "Company") transferred all of its assets and liabilities into a liquidating trust called the Fab Industries Trust (referred to hereinafter as the "Trust") and cancelled all of its issued and outstanding stock. This Quarterly Report on Form 10-Q is being filed by the Trust as successor to the Company. All references to the Company from and after May 27, 2005 shall be deemed to be references to the Trust.

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              PAGE

      Item 1.  Financial Statements

      Statement of Net Assets in Liquidation at May 28, 2005
      (unaudited) and November 27, 2004                                        1

      Statement of changes in Net Assets in Liquidation for the 26
      Weeks ended May 28, 2005 (unaudited)                                     2

      Condensed Consolidated Statements of Operations
      13 Weeks ended May 29, 2004 (unaudited)                                  3

      Condensed Consolidated Statements of Operations
      26 Weeks ended May 29, 2004 (unaudited)                                  4

      Condensed Consolidated Statements of Cash Flows
      26 Weeks ended May 29, 2004  (unaudited)                                 5

      Notes to Condensed Consolidated Financial Statements (unaudited)         6

      Item 2. Management Discussion and Analysis of Financial Condition
                     And Results of Operations                                17

      Item 3. Quantitative and Qualitative Disclosures about Market Risk      20

      Item 4.  Controls and Procedures                                        20

      Item 6. Exhibits                                                        21


SIGNATURES                                                                    22

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                         (UNAUDITED)
ASSETS:                                                  MAY 28, 2005     NOVEMBER 27, 2004
   Cash and cash equivalents                               $ 795,000        $    639,000
   Investment securities available-for-sale               18,813,000          19,255,000
   Accounts receivable                                     6,690,000           7,057,000
   Inventories                                             1,440,000           1,517,000
   Other assets                                            3,030,000           3,034,000
   Property, plant and equipment                           6,142,000           6,082,000
----------------------------------------------------------------------------------------------
         TOTAL ASSETS                                     36,910,000          37,584,000
----------------------------------------------------------------------------------------------
LIABILITIES:
   Accounts payable                                        3,860,000           3,570,000
   Corporate income and other taxes                          480,000             819,000
   Accrued payroll and related expenses                      802,000             983,000
   Other liabilities                                       5,711,000           3,636,000
   Estimated cost of liquidation                           9,556,000          11,589,000
----------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                 20,409,000          20,597,000
----------------------------------------------------------------------------------------------
Net assets in liquidation                                $16,501,000         $16,987,000
==============================================================================================

            See notes to condensed consolidated financial statements

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


PERIOD FROM NOVEMBER 27, 2004 THRU MAY 28, 2005 (UNAUDITED)

     Net assets in liquidation at November 27, 2004                 $16,987,000

      Reductions in net assets in liquidation:

           Interest and dividend income                    268,000
           Net gain on investment securities               183,000
           Net other operating loss                       (937,000)
                                                          --------

                                                                       (486,000)
                                                                       --------

           Net assets in liquidation at May 28, 2005                $16,501,000
                                                                    ===========

            See notes to condensed consolidated financial statements.

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE 13 WKS ENDED
                                                           --------------------
                                                              May 29, 2004
                                                             -------------
                                                              (unaudited)

Net sales                                                     $14,596,000
Cost of goods sold                                             12,285,000
                                                             -------------
Gross profit                                                    2,311,000

Operating Expenses:
  Selling, general and administrative expenses                  1,993,000
  Gain on sale of fixed assets                                   (322,000)
                                                             --------------
Total operating expenses                                        1,671,000
                                                             --------------
Operating income                                                  640,000
                                                             --------------
Other income:
  Interest and dividend income                                    108,000
  Net gain on investment securities                               434,000
                                                             --------------
Total other income                                                542,000
                                                             --------------
Income before taxes                                             1,182,000

Income tax expense                                                415,000
                                                             -------------
Net income                                                      $ 767,000
                                                             =============

Income per share: (Note 4)

      Basic                                                        $ 0.15

      Diluted                                                      $ 0.15

Cash dividends declared per share                                  $ 3.00

See notes to condensed consolidated financial statements.

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE 26 WKS ENDED
                                                          --------------------
                                                             May 29, 2004
                                                             ------------
                                                              (unaudited)

Net sales                                                     $24,737,000
Cost of goods sold                                             21,997,000
                                                             ------------
Gross profit                                                    2,740,000

Operating Expenses:
  Selling, general and administrative expenses                  3,669,000
  Gain on sale of fixed assets                                 (1,007,000)
  Other expense (Note 8)                                          250,000
                                                             ------------
Total operating expenses                                        2,912,000
                                                             ------------
Operating loss                                                   (172,000)
                                                             ------------
Other income:
  Interest and dividend income                                    330,000
  Net gain on investment securities                               602,000
                                                             ------------
Total other income                                                932,000
                                                             ------------
Income before taxes                                               760,000

Income tax expense                                                285,000
                                                             ------------
Net income                                                      $ 475,000
                                                             ============

Income per share: (Note 4)

      Basic                                                        $ 0.09

      Diluted                                                      $ 0.09

Cash dividends declared per share                                  $ 3.00

See notes to condensed consolidated financial statements.

                      FAB INDUSTRIES TRUST AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       FOR THE 26 WKS ENDED
                                                       --------------------
                                                             MAY 29, 2004
                                                             ------------
                                                              (unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $475,000
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for doubtful accounts                              350,000
     Depreciation and amortization                                815,000
     Deferred income taxes                                        (52,000)
     Net gain on investment securities                           (602,000)
     Gain on disposition of fixed assets                       (1,007,000)
     Decrease (increase) in:
     Accounts receivable                                       (1,455,000)
     Inventories                                                  212,000
     Other current assets                                         287,000
     Other assets                                                  24,000
     (Decrease) increase in:
     Accounts payable                                           1,198,000
     Accruals and other liabilities                               899,000
                                                              -----------
     Net cash provided by
     operating activities                                       1,144,000
                                                              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                    (40,000)
    Proceeds from dispositions of property and equipment        1,738,000
    Proceeds from sales of investment securities               11,253,000
                                                              ------------
    Net cash provided by
    investing activities                                       12,951,000
                                                              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                 (15,645,000)
                                                              -----------

    Decrease in cash and cash equivalents                      (1,550,000)
    Cash and cash equivalents, beginning of period              3,397,000
                                                              -----------
    Cash and cash equivalents, end of period                   $1,847,000

    See notes to condensed consolidated financial statements.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of presentation: (unaudited)

         These financial statements should be read in conjunction with the financial statements and notes thereto included in Fab Industries, Inc.'s Annual Report on Form 10-K for the year ended November 27, 2004.

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

         The Company's Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholders approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. Under the Plan, the Company was required to transfer its assets and liabilities to a liquidating trust for the benefit of the Company's stockholders on May 30, 2005, if the Company's business has not been sold by such date.

         The Company announced on May 27, 2005 that it entered into a definitive agreement for the "as is, where is" sale, on a going concern basis of all it's assets and the assumption of all it's liabilities to SSJJJ Manufacturing, LLC, an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ") at a cash price of $3.15 per share, for an aggregate consideration of $16,427,347. The purchase price will be paid at the closing of the transaction by having the Company retain an amount of cash equal to $16,427,347, with any cash shortfall from such amount to be paid by SSJJJ.

         The closing on the asset sale is subject to the Trust, as successor to the Company, reaching final settlement of its previously disclosed shareholder litigation. The Company and the plaintiffs have entered into a Stipulation of Settlement pursuant to which the shareholder litigation will be dismissed if the court approves such settlement. A settlement hearing has been scheduled for September 21, 2005. At the settlement hearing, the court will, among other things, determine whether or not to approve the settlement of the shareholder litigation.

         Since the closing of the sale of the Company's assets and liabilities to SSJJJ was subject to the final settlement of the shareholder litigation and could not close on or prior May 30, 2005, all of the Company's assets and liabilities were transferred to a liquidating trust (the "Fab Industries Trust") on May 27, 2005. In addition, in accordance with the terms of the Plan, the Company's stock transfer books closed effective as of the close of business on May 27, 2005 and its common stock was delisted from trading on the AMEX. Consequently, Friday May 27, 2005, was the last day the Company's common stock traded on the AMEX. The Company also filed its certificate of dissolution, effective as of the close of business on Friday, May 27, 2005, at which time all of the Company assets, including the definitive agreement for the sale of the business to SSJJJ, and all of the Company's liabilities, were transferred to the Fab Industries Trust. As of the

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

close of business on May 27, 2005, certificates representing shares of Company common stock are no longer assignable or transferable, except by will, intestate succession or by operation of law and the proportionate interests of all the Company's stockholders in the trust was fixed on the basis of their respective stock holdings at the close of business on Friday, May 27, 2005. After such date, any distributions made by the Trust will be made solely to the stockholders of record of the Company at the close of business on May 27, 2005, except as may be necessary to reflect subsequent transfers by will, intestate succession or by operation of law. The interests in the trust are not transferable, except by will, intestate succession or by operation of law. The trustee of the trust is Mr. Samson Bitensky, the Company's Chairman and Chief Executive Officer and the trust has a three-year duration.

         On June 3, 2005, the Pension Benefit Guaranty Corporation ("PBGC") commenced a proceeding to terminate the Fab Industries, Inc. Hourly Employees' Retirement Plan (the "Retirement Plan") as of May 30, 2005, pursuant to the PBGC-initiated termination procedures set out in Section 4042 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Trust expects that it will soon either (i) agree to termination of the Retirement Plan on the basis proposed by PBGC, or (ii) initiate a so-called "standard" termination under Section 4041 of ERISA. In either such case, the Trust expects that it will pay the underfunding shortfall either to the Retirement Plan (in the case of a standard termination) or to the PBGC on behalf of the Retirement Plan (in connection with a PBGC-initiated termination). Based on estimates recently received from the Trust's actuaries, the termination underfunding shortfall at July 31, 2005 is estimated to be approximately $2 million.

         The Trust's financial statements are presented on a liquidation basis as the Trust's assets and liabilities were transferred to the liquidating trust. The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Trust may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets.

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts, which approximates the $16,501,000 net orderly liquidation value. Included in the liabilities, the Trust accrued $9,556,000 in costs of liquidation representing the estimate of the costs to be incurred during liquidation; however, actual costs could vary from those estimates.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

Liabilities, including estimated costs of liquidation, consist of the following:

                                                                  (UNAUDITED)
                                                                  -----------
                                                                 MAY 28, 2005    NOVEMBER 27, 2004
                                                                 ------------    -----------------
 Accounts payable and accrued liabilities                         $10,853,000           $9,008,000
   ESTIMATED COSTS OF LIQUIDATION:
   Compensation and benefits                                        6,191,000            6,191,000
   Defined benefit pension plan (1)                                        --            2,033,000
   Legal audit and tax services                                     1,250,000            1,250,000
   Insurance                                                          450,000              450,000
   Other costs, including leases, property taxes,
 utilities, maintenance, repairs, stationery supplies,
 postage, and security                                              1,665,000            1,665,000
                                                                    ---------            ---------
                                                                    9,556,000           11,589,000
                                                                    ---------           ----------
 Total liabilities                                                $20,409,000          $20,597,000
                                                                  ===========          ===========

(1) $2,007,000 of defined benefit plan transferred to accounts payable and accrued liabilities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company's stock option plans were terminated subsequent to the fiscal year ended November 30, 2002 and there has been no stock compensation expense under the disclosure-only provision of SFAS No.123 subsequent thereto.

2.       Cash and cash equivalents consist of the following (in thousands):

                                   (UNAUDITED)
                                   MAY 28, 2005         NOVEMBER 27, 2004
                                   ------------         -----------------

Cash and cash equivalents              $    795                   $   639
                                       ========                   =======

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

3.       Investment Securities:

         At May 28, 2005 and November 27, 2004, investment securities available-for-sale consisted of the following (in thousands):


                                                               FAIR
MAY 28, 2005 (UNAUDITED)                     COST             VALUE
-----------------------------------     ------------      ---------
U.S. Treasury obligations                  18,466            18,508
Corporate bonds                               250                 0
Money market                                  305               305
                                         --------         ---------
                                         $ 19,021         $  18,813
                                         ========         =========


                                                               FAIR
NOVEMBER 28, 2004                           COST              VALUE
-----------------------------------     ------------      ---------
Equities                                 $  6,516         $   6,651
U.S. Treasury obligations                  11,132            11,112
Corporate bonds                             1,591             1,339
Money Market                                  153               153
                                         --------         ---------
                                         $ 19,392         $  19,255
                                         ========         =========


         The Trust has agreements with various brokerage firms to carry its account as a customer. The brokers have custody of the Trust's securities and, from time to time, cash balances, which may be due from these brokers. These securities and/or cash positions serve as collateral for any amounts due to brokers or as collateral for securities sold short or securities purchased on margin. The securities and/or cash positions also serve as collateral for potential defaults of the Trust.

         The Trust is subject to credit risk if the brokers are unable to repay balances due or deliver securities in their custody. It is the policy of the Trust to limit the amount of credit exposure to any one financial institution. The Trust has received confirmation indicating that, with respect to investment securities, each custodian maintains appropriate insurance coverage.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.       Earnings Per Share:

     Basic and diluted earnings per share for the 13 weeks and 26 weeks ended May 29, 2004 are calculated as follows:

                                                                             WEIGHTED
                                                       NET       AVERAGE    PER-SHARE
                                                    INCOME        SHARES       AMOUNT
                                                    ------        ------       ------
     For the 13 weeks ended May 29, 2004:         $767,000     5,215,031        $0.15
                                                  --------     ---------        -----

     For the 26 weeks ended May 29, 2004:         $475,000     5,215,031        $0.09
                                                  --------     ---------        -----

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

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

5.       Litigation continued:

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

         The closing on the asset sale is subject to the Trust, as successor to the Company, reaching final settlement of its previously disclosed shareholder litigation. The Company and the plaintiffs have entered into a Stipulation of Settlement pursuant to which the shareholder litigation will be dismissed if the court approves such settlement. A settlement hearing has been scheduled for September 21, 2005. At the settlement hearing, the court will, among other things, determine whether or not to approve the settlement of the shareholder litigation.

         On June 3, 2005, the Pension Benefit Guaranty Corporation ("PBGC") commenced a court proceeding to terminate the Fab Industries, Inc. Hourly Employees' Retirement Plan (the "Retirement Plan") as of May 30, 2005, pursuant to the PBGC-initiated termination procedures set out in Section 4042 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Trust expects that it will soon either (i) agree to termination of the Retirement Plan on the basis proposed by PBGC, or (ii) initiate a so-called "standard" termination under Section 4041 of ERISA. In either such case, the Trust expects that it will pay the underfunding shortfall either to the Retirement Plan (in the case of a standard termination) or to the PBGC on behalf of the Retirement Plan (in connection with a PBGC-initiated termination). Based on estimates recently received from the Trust's actuaries, the termination underfunding shortfall at July 31, 2005 is estimated to be approximately $2 million.

         A number of claims and lawsuits are pending against the Trust. It is impossible at this time for the Trust to predict with any certainty the outcome of such litigation. However, management is of the opinion based upon information presently available, that it is unlikely that any liability would be material in relation to the Trust's consolidated financial position.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

6.       Segment Information:

         The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 requires companies to report information on segments using the way management organizes segments within the company for making operating decisions and assessing financial performance.

         The Trust's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The Trust's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

6.       Segment Information (continued):

         The Trust has identified three reportable segments based upon the primary markets it serves: Apparel Fabrics, Home Fashions, Industrial Fabrics and Accessories and Other.

         Apparel Fabrics: The Trust's basic warp and circular knit fabrics are sold to manufacturers of outerwear, intimate apparel, loungewear, and activewear. These fabrics are sold primarily in piece dyed form, as well as in "PFP" (prepared for print), and heat transfer print configurations.

         The Trust's wide elastic fabrics are sold to manufacturers of intimate apparel, foundation, swimwear, athleticwear, aerobicwear, sportswear, and healthcare products.

         The Trust's lace products are sold to manufacturers of intimate apparel, hosiery, ladies sportswear, children's wear, swimwear, accessories, and hobbies and crafts.

         Home Fashions and Accessories: The Trust utilizes its internally manufactured fabrics and laces to produce flannel and satin sheets, blankets, comforters, and other bedding-related products which are sold to specialty retail stores, catalog and mail order companies and airlines through the Trust's subsidiary, Salisbury Manufacturing Corporation.

         Other: Included in this segment is (1) Gem Urethane Corporation, (2) the Over-the-Counter Retail operation and (3) sales of industrial and other miscellaneous fabrics.

         The Trust's subsidiary, Gem Urethane Corporation produces a line of bonded products for manufacturers of environmental, healthcare, industrial and consumer products.

         Gem also performs commission laminating for various manufacturers of consumer products. Fire resistant fabrics are sold to manufacturers in the seating, transportation, and military markets though its subsidiary Sandel International Corporation.

         The Trust also sells its fabric and laces to "Over-the-Counter" retail customers through the Company's retail manufacturing operations, which are located at the Trust's Salisbury Manufacturing plant.

         Specialized, engineered fabrics are sold to manufacturers of industrial, healthcare, medical, and military products.

         The accounting policy of the reportable segments are the same as those described in Summary of Accounting Policies. The Trust neither allocates to the segments nor bases segment decisions on the following:

                    Interest and dividend income
                    Interest and other expense
                    Net gain on investment securities
                    Income tax expense or benefit

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

6. Segment Information (continued):

         Many of the Trust's assets are used by multiple segments. While certain assets such as Inventory and Property, Plant and Equipment are identifiable by segment, an allocation of the substantial remaining assets is not meaningful.

         The 26 weeks and 13 weeks ended May 29, 2004 includes gain on the sale of fixed assets of $1,007,000 and $322,000. Of this, $441,000 in the 26 weeks ended May 29, 2004 belongs to the Other Segment and the balance applied to the Apparel Segment. In addition, for the 26 weeks ended May 29, 2004 the Apparel Segment includes $250,000 reserve for environmental costs.

                                 (in thousands)

                                                         HOME
                                                    FASHIONS AND
26 WEEKS ENDED 05/28/05                APPAREL       ACCESSORIES             OTHER             TOTAL
-----------------------                -------       -----------             -----             -----
(UNAUDITED)
Segment assets  (1)                     $6,145              $384            $1,053            $7,582

                                                    (in thousands)
                                                         HOME
                                                    FASHIONS AND
26 WEEKS ENDED 05/29/04                APPAREL       ACCESSORIES             OTHER             TOTAL
-----------------------                -------       -----------             -----             -----
(UNAUDITED)
External sales                         $17,724            $2,595            $4,418            $24,737
Intersegment sales                       1,657                25                96              1,778
Operating income/(loss)                 (1,478)              186             1,120               (172)
Segment assets                          11,060               941             1,572             13,573

PROFIT OR LOSS (UNAUDITED)               26 WEEKS ENDED 5/29/04
--------------------------               ----------------------
Total operating loss for segments                        $ (172)
Total other income                                          932
                                                         ------
Income before taxes on income                            $  760
                                                         ======

                                                         HOME
                                                    FASHIONS AND
13 WEEKS ENDED 05/29/04                APPAREL       ACCESSORIES             OTHER             TOTAL
-----------------------                -------       -----------             -----             -----
(UNAUDITED)
External sales                         $10,734            $1,362            $2,500            $14,596
Intersegment sales                         608                10                54                672
Operating income/(loss)                    (95)              263               472                640

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

PROFIT OR LOSS (UNAUDITED)                13 WEEKS ENDED 5/29/04
--------------------------                ----------------------
Total operating income for segments                      $   640
Total other income                                           542
                                                         -------
Income before taxes on income                            $ 1,182
                                                         =======

(1) As of May 28, 2005, accounts receivable, inventory and plant and equipment are valued at net orderly liquidation value. In addition, other assets were decreased to liquidation value.

7.       Commitments and Contingencies

Employment Agreement:

         On July 25, 2003, the Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board. On June 22, 2005, Mr. Bitensky received a lump sum payment of $1,157,474.

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

Other:

The Trust has a letter of credit with its insurance provider for $100,000.

8. Other Expense:

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

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.       Benefit Plans:

         During the first quarter of fiscal 2004, the Company adopted the interim disclosure provisions of SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements no. 87, 88 and 106 and a Revision of FASB Statement No. 132".

         This statement revises employers' disclosures about pension plans and other post retirement benefit plans. The following table summarizes the components of net periodic benefit cost for the Trust.

                                                          (IN THOUSANDS):

                                                            SIX MONTHS ENDED
                                                       -------------------------
                                                       May 28, 2005 May 29, 2004
                                                       -------------------------
         Service Cost                                   $   72       $   80
         Interest cost                                      88          108
         Expected return on assets                         (70)         (72)
         Net loss recognized                                10           16
         Amortization of prior service cost                 18           18
                                                       -------------------------
         Net periodic benefit cost                      $  118       $  150
                                                       =========================

         The Trust contributed $320,000 during the period, December 1, 2004 through May 28, 2005. In addition, the Trust contributed $95,000 on June 15, 2005.

Pension Obligation:

On June 3, 2005, the Pension Benefit Guaranty Corporation ("PBGC") commenced a proceeding to terminate the Retirement Plan as of May 30, 2005, pursuant to the PBGC-initiated termination procedures set out in Section 4042 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Trust expects that it will soon either (i) agree to termination of the Retirement Plan on the basis proposed by PBGC, or (ii) initiate a so-called "standard" termination under Section 4041 of ERISA. In either such case, the Trust expects that it will pay the underfunding shortfall either to the Retirement Plan (in the case of a standard termination) or to the PBGC on behalf of the Retirement Plan (in connection with a PBGC-initiated termination). Based on estimates recently received from the Trust's actuaries, the termination underfunding shortfall at July 31, 2005 is estimated to be approximately $2 million. This underfunding shortfall has been included in other liabilities.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The domestic textile industry has been negatively affected by a flow of low cost foreign imports and market conditions since 1998.

         In the opinion of management, all adjustments (consisting solely of adjustments to the estimated value of assets and costs of liquidation and other recurring estimates) necessary for a fair statement of the results of the liquidation of the Trust for the interim period have been recorded.

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

         The Company's Board of Directors adopted resolutions dated March 1, 2002, which authorized, subject to stockholders approval, the sale of the Company's business pursuant to a Plan of Liquidation and Dissolution (the "Plan"). The Company's stockholders approved the Plan at the Company's annual meeting on May 30, 2002. Under the Plan, the Company was required to transfer its assets and liabilities to a liquidating trust for the benefit of the Company's stockholders on May 30, 2005, if the Company's business has not been sold by such date.

         The Company announced on May 27, 2005 that it entered into a definitive agreement for the "as is, where is" sale, on a going concern basis of all it's assets and the assumption of all it's liabilities to SSJJJ Manufacturing, LLC, an acquisition vehicle owned by several members of the Company's management, including Steven Myers, the Company's President and Chief Operating Officer ("SSJJJ") at a cash price of $3.15 per share, for an aggregate consideration of $16,427,347. The purchase price will be paid at the closing of the transaction by having the Company retain an amount of cash equal to $16,427,347, with any cash shortfall from such amount to be paid by SSJJJ.

         The closing on the asset sale is subject to the Trust, as successor to the Company, reaching final settlement of its previously disclosed shareholder litigation. The Company and the plaintiffs have entered into a Stipulation of Settlement pursuant to which the shareholder litigation will be dismissed if the court approves such settlement. A settlement hearing has been scheduled for September 21, 2005. At the settlement hearing, the court will, among other things, determine whether or not to approve the settlement of the shareholder litigation.

         Since the closing of the sale of the Company's assets and liabilities to SSJJJ was subject to the final settlement of the shareholder litigation and could not close on or prior May 30, 2005, all of the Company's assets and liabilities were transferred to a liquidating trust, Fab Industries Trust, on May 27, 2005. In addition, in accordance with the terms of the Plan, the Company's stock transfer books closed effective as of the close of business on May 27, 2005 and its common stock was delisted from trading on the AMEX. Consequently, Friday May 27, 2005, was the last day the Company's common stock traded on the AMEX. The Company also filed its certificate of dissolution, effective as of the close of business on Friday, May 27, 2005, at which time all of the

Company assets, including the definitive agreement for the sale of the business to SSJJJ, and all of the Company's liabilities, were transferred to the Fab Industries Trust. As of the close of business on May 27, 2005, certificates representing shares of Company common stock are no longer assignable or transferable, except by will, intestate succession or by operation of law and the proportionate interests of all the Company's stockholders in the trust was fixed on the basis of their respective stock holdings at the close of business on Friday, May 27, 2005. After such date, any distributions made by the Trust will be made solely to the stockholders of record of the Company at the close of business on May 27, 2005, except as may be necessary to reflect subsequent transfers by will, intestate succession or by operation of law. The interests in the trust are not transferable, except by will, intestate succession or by operation of law. The trustee of the trust is Mr. Samson Bitensky, the Company's Chairman and Chief Executive Officer and the trust has a three-year duration.

         The Trust's financial statements are presented on a liquidation basis as the Trust's assets and liabilities were transferred to the liquidating trust. The amount of distributions ultimately available to be made to shareholders upon the final liquidation of the Trust may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation as a result of future changes in settlement of liabilities and obligations and actual costs of liquidation. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets.

         Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts, which approximates the $16,501,000 net orderly liquidation value. Included in the liabilities, the Trust accrued $9,556,000 in costs of liquidation representing the estimate of the costs to be incurred during liquidation; however, actual costs could vary from those estimates.

At May 28, 2005, the following represent the Trust's estimated costs and expenses of liquidation:

   ESTIMATED COSTS OF LIQUIDATION:
   Compensation and benefits                                        $6,191,000
   Legal audit and tax services                                      1,250,000
   Insurance                                                           450,000
   Other costs, including leases, property taxes,                    1,665,000
   utilities, maintenance, repairs, stationery supplies,            ----------
   postage, and security
                                                                    $9,556,000
                                                                    ==========

Liquidity and Capital Resources

         The Trust's financial statements are presented on a liquidation basis as the Company's assets and liabilities were transferred to the liquidating trust.

         As of May 28, 2005, our assets consisted of $19,608,000 of cash and cash equivalents and investment securities available for sale, $6,690,000 for accounts receivable, $1,440,000 for inventories, $3,030,000 for other assets and $6,142,000 for property, plant and equipment. Our liabilities consist of $10,853,000 for accounts payable, accruals and other liabilities and $9,556,00 for estimated cost of liquidation. The net assets in liquidation are $16,501,000. The amounts realizable on the assets may differ from the "net assets in liquidation" recorded in the accompanying statements of Net Assets in Liquidation based on numerous factors including timing of sales, market conditions and the quality of the assets.

COMMITMENTS:

         On July 25, 2003, the Company and Mr. Bitensky amended the employment agreement between the Company and Mr. Bitensky dated as of March 1, 1993 to provide that at such time as the Company is sold or liquidated pursuant to the Plan, in lieu of the annual consulting fees due under such an agreement over the five year consulting period provided therein, Mr. Bitensky will receive a lump sum payment equal to the aggregate net present value of each payment due under such agreement, such present value to be determined utilizing the prevailing prime rate at the time of the payment, as determined by the Board. On June 22, 2005, Mr. Bitensky received a lump sum payment of $1,157,474.

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

OFF BALANCE SHEET ARRANGEMENTS:

The Trust does not utilize off Balance Sheet arrangements.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The critical accounting policies that affect the Trust's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is not exposed to any risk of fluctuations in the market value of equity securities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Our principal executive officer and principal financial officer, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure the material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

     (b) INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no significant changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934, as amended) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

Dated: August 11, 2005

                                          FAB INDUSTRIES TRUST


                                          By:  /s/ Samson Bitensky
                                               -----------------------------
                                               Samson Bitensky, Trustee
                                               (principal executive officer)


                                          By:  /s/ David A. Miller
                                               -----------------------------
                                               David A. Miller
                                               (principal financial officer)